Form 10-K
period 2010-12-31
CHINA SHOUGUAN MINING Corp
filed 2011-04-14
CIK 1493893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER THE SECURITIES ACT OF 1933
For the fiscal year ended December 31, 2010

Commission File No. 333-167964

CHINA SHOUGUAN MINING CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation)

27-2513824
(IRS Employer Identification No.)

6009 Yitian Road
New World Center Rm. 3207
Futian District, Shenzhen
People’s Republic of China
Telephone 0086-755-82520008
Facsimile 0086-755-82520156
(Address and telephone number of registrant’s principal executive offices)
__________________________

Law Office of Michael M. Kessler, P.C.
4900 Paloma Avenue
Carmichael, CA  95608
Telephone (916) 248-3666
Facsimile (916) 517-1449

 (Name, address and telephone number of agent for service)
__________________________

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001  par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

  Large accelerated filer ☐           Accelerated filer ☐
                                                                                                                                                              Non-accelerated filer ☐             Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

Issuer's revenues for the year ended were $6,452,491.

As of December 31, 2010, there were 100,000,000 shares of our common stock issued and outstanding. Our common stock is not currently listed and trading on any exchange. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the $0.0001 par value price per share paid for the shares is approximately $5,918.

DOCUMENTS INCORPORATED BY REFERENCE

Some exhibits required to be filed hereunder, are incorporated herein by reference to our original Form S-1 Registration Statement, filed under CIK No 0001493893 on July 1, 2010, and in amendments filed thereafter, on the SEC website at www.sec.gov.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any otherperson assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in PART I. ITEM 1A:. Risk Factors and PART II. ITEM 6 "Management's Discussion and Analysis or Plan of Operation" included herein.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the U.S. Securities and Exchange Commission (SEC) are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

PART I.

Item 1. Business

Overview

China ShouGuan Mining Corporation  (“ShouGuan”, “we” and the “Company”) was incorporated in the State of Nevada on May 4, 2010. We are a holding company that conducts business operations in Shandong Province in the People’s Republic of China (PRC). On June 23, 2010, we entered into a stock exchange transaction with the shareholders of Bei Sheng Limited (“BSL”), whereby we issued 100,000,000 shares of common stock in exchange for 100% of the ownership interest in BSL, for the purpose of re-domiciling BSL as a Nevada corporation in the United States. These shares were issued as restricted securities under SEC Rule 144. As a result of the share exchange transaction, BSL became our wholly-owned operating subsidiary in the PRC. Unless otherwise indicated, all references to the Company throughout this annual report include the operations of BSL and its subsidiaries and variable interest entities (“VIEs”).

We were founded by a number of business professionals and experts in China who specialize in mining technologies, mining resources management and financial and strategic management. Our primary focus is on acquiring existing gold mine in Shandong province of the PRC. These potential targets are mostly run with low productivity because of inadequate funds and primitive technologies. We plan to re-engineer and redevelop these gold mines through the transfer of advanced exploration and mining technologies, capital injection and effective management.

Our business model includes sourcing of early stage gold mines with good profit potential, conducting feasibility studies to identify suitable projects, leasing the suitable mining sites and facilities and managing the mining operations on these selected sites, with the goal of acquiring the mine if the operations prove to be satisfactory based on the review criteria set by our experienced management. In addition, we also provide consulting services in areas related to mine exploration and analysis to our clients on a project-by-project basis.

Revenues are derived from the sales of gold concentrates, the principal raw material used in gold smelting operation to produce gold. All mining operations are outsourced to Jinhai Mine Underground Engineering Ltd., an independent third-party subcontractor, and we only take possession of the gold concentrates when they are sold to smelters. At that time, the selling prices are determined from two factors, the amount of gold in the gold concentrates and the price of gold on the date of sale.  The amount of gold in the gold concentrates is determined and agreed upon between the Company and the smelters and then the selling price is determined according to the official gold price at the time of sale as indicated by the Shanghai Gold Exchange (http://www.sge.sh), an entity governed by the PRC Government). On the consulting side, revenues are derived on a project-by-project basis and payment is collected as we complete our service as outlined in the scope of each individual project.

We target to grow proactively through continual sourcing of existing gold mines in the PRC and managing them. These projects will be executed by BSL and its VIEs. Cunli Ji Gold Mine was the first project commenced in May 2009. To ensure all mines are legally and properly operated, all target gold mines are required to have full sets of government-approved licenses before effecting commencement of any business operations.

On December 28, 2010, our initial public offering document, registered with the SEC on Form S-1, became effective. We are currently attempting to sell a total of 1,000,000 shares of our common stock at a price of $0.50 per share to raise a total of $500,000. As of the date of the filing of this annual report, we had not yet sold any shares. We have not engaged the services of an underwriter, but rather, our officers and directors are attempting to sell the shares to friends, business associates and family members. The offering is being conducted on an all-or-none basis, which means we have to sell all of the shares before we can use any of the funds, which will be held in a separate bank account until the offering is sold out or closed. There is no assurance we will be able to sell any or all of the shares. If we are successful in selling all of the shares being offered, the proceeds will be used to acquire other properties and to generally grow our business. We do not intend to use any funds from the sale of the shares in our initial public offering in our current business operations. For more detailed information regarding the shares being offered and the use of the proceeds, please see our final Form S-1/A registration statement, filed on the SEC website on December 14, 2010 and  is incorporated herein by this reference.

Corporate History and Structure

China ShouGuan Mining Corporation was incorporated in the State of Nevada on May 4, 2010. On May 27, 2010, Harry Orfanos, our original director and incorporator in the State of Nevada, resigned as our President and Chief Executive Officer and the Board of Directors appointed Mr. Feize Zhang to serve as our President,Treasurer, Chief Executive Officer and Director, Mr. Ming Cheung as Secretary, Chief Financial Officer and Director and Mr.Jingfeng Lv as Chief Technical Officer.

On June 23, 2010, we entered into a stock exchange transaction with the shareholders of Bei Sheng Limited (“BSL”), whereby we issued 100,000,000 shares of common stock in exchange for 100% of the ownership interest in BSL, for the purpose of re-domiciling BSL as a Nevada corporation in the United States. These shares were issued as restricted securities under SEC Rule 144. As a result of the merger, BSL became our wholly-owned operating subsidiary in the PRC.BSL was incorporated in the British Virgin Islands on December 17, 2009 as a limited liability company for the purpose of holding 100% equity interest in Golden Wide International Limited (“GWIL”).

GWIL was incorporated in the Hong Kong Special Administrative Region (“Hong Kong”) on June 18, 2009 as a limited liability company. GWIL formed Shoujin Business Consulting (Shenzhen) Limited (“SBCL”) as a wholly foreign-owned enterprise under the laws of the PRC on April 23, 2010. SBCL is principally engaged in the business of providing consulting services in the PRC.

 Shenzhen Shouguan Investment Co., Ltd (“SSIC”) is an investment holding company established in Shenzhen, on December 1, 2008.  It is 70% owned by Mr. Feize Zhang, our Chairman and CEO, 20% owned by Mr. Jingfeng Lv, our Chief Technical Officer, and 10% owned by Mr. Jianxi Yang, a director of  Yantai JinGuan Investment Limited, SSIC’s subsidiary.

Yantai JinGuan Investment Limited (“JinGuan”) was incorporated in Yantai, the PRC and is a subsidiary held 99% by SSIC.

Penglai XinGuan Investment Limited (“XinGuan”) was incorporated in Penglai, the PRC and is the wholly-owned subsidiary of JinGuan. XinGuan houses our licenses and operations in Penglai, the PRC.

The following diagram illustrates our current corporate structure:

To satisfy the investment restrictions in the PRC mining business, the Company, through SBCL entered into and consummated certain contractual arrangements with SSIC, JinGuan and XinGuan.  As a result of these contractual arrangements, which obligates SBCL to absorb the risk of loss from the activities of SSIC, JinGuan and XinGuan ,and enables SBCL to receive all of its expected residual returns, we account for SSIC, JinGuan and XinGuan ,and their subsidiaries, as a variable interest entity (“VIE”) under U.S. GAAP and we consolidate their results in our consolidated financial statements.

Since the Company, BSL, GWIL, SBCL and its VIE arrangement as SSIC were under common control with the same ultimate beneficial owners, who are officers and directors of the Company, the re-domiciling transaction and VIE arrangement was accounted for as a transfer of entities under common control and all disclosures referencing business operations of our VIEs were made throughout this report as if the share exchange transaction had become effective as of the beginning of the first period presented, even though the Company was not yet incorporated in Nevada. As such, the Company, BSL and its subsidiaries and VIEs are hereinafter collectively referred to as the Company and all are consolidated in our financial statements.

Prior to acquisition of the Company shares, Mr. Zhang, Mr. Cheung and Mr. Lv were not affiliates of the Company.  They were also not an affiliate of any of the Company’s shareholders.

Contractual Arrangements

Gold mining is a highly restricted industry in China.  As such, it is extremely difficult for PRC gold mining companies to obtain government approval on having foreign ownership. Accordingly, BSL's PRC subsidiary, SBCL, which is considered foreign-invested, is currently ineligible to directly own the required exploration and mining licenses in China. Our exploration and mining business is currently provided through contractual arrangements with BSL and its VIEs in China, which are currently SSIC and its subsidiaries, JinGuan and XinGuan.

BSL's VIEs sell gold concentrates directly to our customers, which are typically the refinery plants in China.  We have been and are expected to continue to be dependent on our VIEs to operate our exploration and mining business. SBCL has entered into contractual arrangements with our VIEs, which enable us to:

-	exercise effective control over the VIEs;
-	receive substantially all of the economic benefits from the VIEs; and
-	have an exclusive option to purchase all of the equity interests in the VIEs.

SBCL entered into a series of agreements (“VIE agreements”) amongst SSIC, JinGuan and XinGuan and the individual owners of SSIC, JinGuan and XinGuan and details of the VIE agreements are as follows:

1.
Exclusive Technical Service and Business Consulting Agreement, signed on May 15, 2010 - SBCL has the exclusive right to provide to SSIC, JinGuan and XinGuan, consulting services, including operational management, human resources management, research and development of the technologies related to the operations of SSIC, JinGuan and XinGuan.  SSIC, JinGuan and XinGuan pay to SBCL annually consulting service fees in an amount equal to all of their revenue for such year. These agreements run for a 10-year term and are subject to automatic renewal for an additional 10 year term provided that no objection is made by both parties on the renewal.

2.	Exclusive Option Agreement - SBCL has the option to purchase all of the assets and ownership of SSIC, JinGuan and XinGuan at any time.

3.
Equity Pledge Agreement, signed on May 15, 2010 - SSIC, JinGuan and XinGuan agree to pledge their legal interests to SBCL as a security for the obligations under the Exclusive Technical Service and Business Consulting Agreement.

4.	Proxy Agreement - SSIC, JinGuan and XinGuan irrevocably grant and entrust SBCL the right to exercise its voting and other stockholder rights.

5.	Operating Agreement, signed on May 15, 2010 - SBCL agrees to participate in the operations of SSIC, JinGuan and XinGuan in different aspects.

With the above agreements, SBCL demonstrates its ability to control SSIC, JinGuan and XinGuan as the primary beneficiaries and the operating results of the VIEs were included in the consolidated financial statements.

XinGuan commenced operations on our first mining project, the Cunli Ji Gold Mine, in May 2009.  XinGuan holds the operating right to Cunli Ji Gold Mine ("CJ Mine") with all regulatory and government operating licenses in China.

On May 4, 2009, the Company, through BSL and its VIE, XinGuan, entered into a Master Agreement, an Operating Lease Agreement and an Acquisition Agreement with  Penglai City Gold Mining Holding Co. Limited (PCGM), an unrelated third party which is the legal owner and holds the PRC State license to the CunliJi Mine. The Master Agreement sets out the general terms of the Operating Lease Agreement and the Acquisition Agreement. Pursuant to the terms of the Operating Lease Agreement, XinGuan agrees to pay a monthly rent of $14,641 (RMB 100,000) for the right to lease and manage the gold mine for a term of 20 months, with a rental deposit of $2,925,174 (RMB 20 million). Pursuant to the terms of the Acquisition Agreement, XinGuan agrees to acquire the gold mine for a purchase consideration of $5,089,803 if the following conditions are satisfied upon the expiration of the Operating Lease Agreement: 1) average daily ore production from the CunliJi Mine has reached production of 80 tons of ore or more for the year 2010, and 2) the CunliJi mine has obtained ISO (or equivalent) certification on or before January 3, 2011.  Upon successful closing of the acquisition, the rental deposit would become part of the purchase consideration. If the mining operations do not meet the above production levels, the rental deposit will be refunded in full to XinGuan.

On September 1, 2009, XinGuan entered into a Construction Project Agreement with Jinhai Mine Underground Engineering Ltd. ("Jinhai"), an unrelated third party, to carry out the underground mining and ancillary work at the CJ Mine. Jinhai will conduct all underground mining activities and construction work in accordance with the design and work drawings provided by XinGuan on a monthly basis and will be required to meet all regulatory and safety standards specified by XinGuan and the PRC for underground mining operations in the Shandong Province. The Agreement was effective on September 1, 2009 and was valid for one year. Through mutual consent by both parties, this Agreement was renewed on August 28, 2010 for an additional year until August 28, 2011, with the contracted prices and all other terms unchanged. No relationship exists between Jinhai, the subcontractor we rely on for all of our mining operations in the PRC, and Penglai City Gold Mining Holding Co. Limited, the legal owner and holder of the PRC State license to the CunliJi Mine; they are unrelated parties.  On September 30, 2010, XinGuan and Jinhai mutually agreed to terminate the renewed agreement unconditionally effective from November 1, 2010. On October 1, 2010, XinGuan entered into another Construction Project Agreement with Wenzhou Mine Engineering Construction Group Co. Ltd. (“WMEC”), an unrelated third party, to carry out the underground mining and ancillary work at the CJ Mine. WMEC will conduct all underground mining activities and construction work in accordance with the design and work drawings provided by XinGuan on a monthly basis and will be required to meet all regulatory and safety standards specified by XinGuan and the PRC for underground mining operations in the Shandong Province. The Agreement was effective on October 1, 2010 and was valid for one year.

On June 18, 2010, XinGuan paid an additional amount of $1,309,679 to PCGM as an additional rental deposit on the same terms as the original agreement. The additional deposit would become part of the purchase consideration upon successful closing of the acquisition or will be refunded in full if the mining operations do not meet the production levels set forth in the agreement.

The following contractual agreements were entered into with unrelated third parties with regard to the operation of the CJ Mine:

1.	Master Agreement signed on May 4, 2009 between XinGuan and Penglai City Gold Mining Holding Co. Ltd. - Sets out the general terms of the Operating Lease Agreement and the Acquisition Agreement.

2.
Operating Lease Agreement signed on May 4, 2009 between XinGuan and Penglai City Gold Mining Holdings Co. Ltd. - XinGuan agreed to pay a monthly rent for the right to lease and manage the CJ Mine for a term of 20 months.

3.
Acquisition Agreement signed on May 4, 2009 between XinGuan and Penglai City Gold Mining Holding Co. Ltd. - XinGuan has the option to purchase the CJ Mine on or before January 3, 2011 if certain production and licensing conditions are met.

4.
Construction Project Agreement, renewed and new agreement signed on same terms and conditions for an additional one year period on August 28, 2010 between XinGuan and Jinhai Mine Underground Engineering Limited

5.	Gold Concentrate Processing Agreement, signed on July 1, 2009 between XinGuan and Shandong Humon Smelting Co., Ltd.

Current Mining Property and Location

Cunli Ji Gold Mine (“CJ Mine”)

The Cunli Ji Gold Mine is located in Shandong is a coastal province of eastern PRC. Shandong is located on the eastern edge of the North China Plain (see map below). From the economic aspect, Shandong is one of the wealthiest provinces in China, with its economic development focuses on large enterprises with well-known brand names. Shandong ranks first among the provinces in the production of precious metals such as gold and diamonds. It is also the biggest industrial producer and one of the top manufacturing provinces in China. Shandong has also benefited from South Korean and Japanese investment, due to its geographical proximity to those countries. In 2008, the nominal GDP and GDP per capital for Shandong were RMB3.11 trillion (US$446 billion) and RMB33,083 (US$4,749) respectively, ranking second and seventh accordingly in the country. Penglai City is a port, a town and an administrative subdivision of Yantai, which Yantai is a prefecture-level city in Shandong province. Yantai is the largest fishing seaport in Shandong and a robust economic center today.

120°
121°
122°
37° 51′
37° 30′
37°
36° 30′
North
Yellow Sea
Penglai City
Longkou City
Dxindian
Cunliji
Dayuan
Fushan
Yantai City
Weihai City
Highway
Zhaoyuan City
Qixia City
Laishan
Wendeng City
Rongcheng City
309
204
Laiyang City
Rushan City
Laixi City
Haiyang City
Yellow Sea
Map Of Shandong Province
Date: August 12 , 2010
20
0
20
40
60
80km
Mine Location

Mining Areas:

CJ Mine consists of three mining and exploration areas namely, Cunliji Mining Area (”Cunliji”), Jiyingshan Exploration Area (”Jiyingshan”) and Chenjiagou Exploration Area (”Chenjiagou”).  The Cunliji Mining Area has an exploration right and a mining right while both Jiyingshang and Chenjiagou each has an exploration right. Geographically, Jiyingshan locates in the middle of the whole site; Chenjiagou on west to northwestern side; and Cunliji on the southeast side.

Location and Access:

The CJ Mine is an underground mine located in Cunliji Town, Penglai, Shandong Province in the PRC covering a site area of 0.425 sq. km. The geological coordinate of the mine is EL120°50′15″ ~ EL120°50′49″ and NL37°33′31″ ~ NL37°32′12″. The CJ Mine consists of three mining areas, 1) Cunliji Mining Area (“Cunliji”), 2) Jiyingshan Exploration Area (“Jiyingshan”) and 3) Chenjiagou Exploration Area (“Chenjiagou”). Jiyingshan locates roughly in the middle of the CJ Mine, Chenjiagou on the west–northwest region and Cunliji on the southeast region. The whole site is 35 km to the south of Penglai City, Shandong Province and 5 km to the east of Cunliji Town. It is under administrative division of Cunliji Town, Penglai City. There is 30 km from the west of the CJ Mine to Longkou Port and 60 km from the east of the CJ Mine to Yantai Port. The CJ Mine is easily accessible by interlinked highways including the Mou-Huang Highway (running from Mouping to Huang County) and the Peng-Qing Highway (running from Penglai to Qingdao). Access to the underground workings at the CJ Mine is via a ramp from the surface and connecting numerous levels.

Identifying Information of the CJ Mine:

Mining license No.:                                        3700000720179
Gold Mining Ratification:                              Gold - State Approval (2008) No.17
Exploration license No.:                                 3700000710963
Safety production license:                              (Shandong Approval) FM Safety (2008) 06-0104
Safety production license:                              (Shandong Approval) FM Safety (2008) 06-0187
Exploration Rights:
Exploration license No.:                                 T37120080102000548
Exploration license No.:                                 T37120080602009999

Area of the CJ Mine:

Cunliji Mining Area: 106.255 acres
Chenjiagou Exploration Area: 3995.69 acres
Jiyingshan Exploration Area: 437.90 acres

Work Completed and Present Conditions:

I)      Cunliji Mining Area - The mine area consists of two parts, one is mining area from the elevation 0m to 100m, the other is prospecting area under 0m. Currently only the 4 ore bodies are mined.

II)      Jiyingshan Exploration Area - The area is divided into 3 parts that are Jiyingshan, Dacuijia and Shangwangjia. Currently exploration just has been done in the ore lode of No.21 and No. 22 estimated resources in northern Jiyingshan occurrence, with thick and continuous ore bodies. The geological condition of the ore lode of No.23 is the completely same with that of 21 and 22, while its resources estimation has not been done for without engineering control.

 III)      Chenjiagou Exploration Area -  It is the one with the lowest work degree among the mining areas of the CJ Mine. From the current geological work, several alteration zones have been found by geological mapping with light mountain project and exploration engineering. Several profiles have been done in the middle of the area by using the IP ladder from which a better potential has been found with a fine seeing- mine effect.

Equipment, Infrastructure and Other Facilities of the CJ Mine:

Mining equipment of the CJ Mine mainly includes exploration machinery, ore mining machinery and mineral processing machinery.  The machinery includes drillers, belt conveyor, lift trucks, mining crusher, grinding mill, revolving screens, sand washer, etc.  Site infrastructure includes roads, water supply system, electric supply system, warehouses, living quarters, dining facilities and an administration building.

Current State of Exploration

As of the date of this report, the CJ Mine property is without known reserves. For the fiscal year 2010, total mining production of the Cunliji Mine Area was approximately 36,579 tons of gold ore, or a monthly average of 3,480 tons, with an average gold grade of 4.54 grams per ton. Total ore processed and gold concentrate sold in 2010 were 1,591 tons and 100 kg, respectively. Metallurgical recovery rate of the Cunliji Mine Area to date in 2010 was approximately 90%.  Both the Jiyingshan Exploration Area and the Chenjiagou Exploration Area are exploratory in nature.  First stage geochemical surveys have been completed. We have no detailed plan to survey these properties at this time.

Our Proposed Business Strategy

Currently, most privately-owned gold mines in China are poorly managed and operated and are usually mined to a depth of about 300 - 500 meters, far beyond a valid exploration analysis of about 200~300 meters. Mining activities are generally done without any systematic planning and/or analysis. This often leads to high waste of mining inputs and results in inefficient operations with low productivity. We intend to re-engineer and redevelop our mining targets through the transfer of advanced exploration and mining technologies to identify the geological features and locations of the ore bodies, as well as the formation trends of associated mineral veins. We feel that the proposed business strategies of our experienced management team will provide a better solution to mine the ore bodies in a more efficient and productive way. Our mining solutions include mining data collection and analysis, identification of ore locations and running trends of veins, design of exploration and mining plans, on-site mine construction planning, formulation and customization of mining methodologies, introduction of modern exploration and mining technologies to increase productivity, supervision of subcontracting staff and provision of technical supports in relation to production management, mine ventilation, water discharge, system upgrade, quality assurance, safety control, etc. Our current mining operations subcontractor is only responsible for the actual underground mining works like digging tunnels, underground transportation and mine extraction, and does not participate in any works related to mine planning, data analysis, site identification and operational management.

Future potential mining projects

We target to grow proactively through continual sourcing of existing gold mines in the PRC and managing them. Before investing in a potential mining project, we intend to go through a series of procedures for preliminary assessment in order to determine the amount of minerals, if any, and therefore whether the subject property should be acquired, based on the economic viability of extracting the potential minerals and profitably processing them.  To do so, we intend to engage geotechnical professionals to conduct such assessments and analyses.

Item 1A. Risk Factors

The following risk factors should be considered carefully in addition to the other information in this annual report.

RISKS ASSOCIATED WITH OUR COMPANY:

We are dependent on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Messrs. Feize Zhang, our principal executive officer, Ming Cheung, our principal financial officer and JingFeng Lv, our chief technical officer, have extensive contacts and experience in the gold exploration and natural resource industry in China and we are dependent upon their abilities and services to develop and market our business.  They are responsible for overseeing all of our day-to-day business operations in the PRC of our operating company, BSL, and its subsidiaries and VIEs, including the mining operations and negotiations for the sales of any gold concentrates extracted. We may not be able to retain these executive officers/managers for any given period of time. The loss of their services could have a material adverse effect upon our business operations, financial condition and results of operations. In addition, we must attract, recruit and retain a sizeable workforce of technically competent employees in the PRC to run our mining operations. Our ability to effectively implement our proposed business strategies and expand our operations will depend upon the successful recruitment and retention of additional highly skilled and experienced management and other key personnel in the PRC. If we cannot maintain highly experienced and skilled management teams, our business could fail and you could lose any investment you make in our shares.

Since our business consists of managing gold mining projects, the drop in the price of gold would negatively impact our asset values, cash flows, potential revenues and profits.

We plan to pursue opportunities in properties with gold mineralized material or reserves with exploration potential. The price that we pay to lease these properties will be influenced, in large part, by the price of gold at the time of the leasing agreements. Our potential future revenues are expected to be derived from the production and sale of gold from these properties, or from the sale of some of these properties. The value of any gold reserves or other mineralized materials, and the value of any potential mineral production will vary in direct proportion to changes in those mineral prices. The price of gold has fluctuated widely as a result of numerous factors beyond our control. The effect of these factors on the price of gold and other minerals, and therefore the economic viability of any of our projects, cannot accurately be predicted. Any drop in the price of gold and other minerals we may produce would negatively affect our asset values, cash flows and potential revenues and profits.

Estimates of mineral reserves and of mineralized material are inherently forward-looking statements, subject to error, which could force us to curtail or cease our business operations.

Estimates of mineral reserves and of mineralized materials are inherently forward-looking statements subject to error. Unforeseen events and uncontrollable factors can have significant adverse impacts on the estimates. Actual conditions inherently differ from estimates. The unforeseen adverse events and uncontrollable factors may include: geologic uncertainties including inherent sample variability, metal price fluctuations, fuel price increases, variations in mining and processing parameters, and adverse changes in environmental or mining laws and regulations. The timing and effects of variances from estimated values cannot be predicted.

·
Geologic Uncertainty and Inherent Variability: Estimated reserves and additional mineralized materials are generally derived from appropriately spaced drilling to provide a high degree of assurance in the continuity of the mineralization, however, there is generally variability between duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated. There are also unknown geologic details that are not always identified or correctly appreciated at the current level of delineation. This results in uncertainties that cannot be reasonably eliminated from the estimation process. Some of the resulting variances can have a positive effect and others can have a negative effect on mining operations. Acceptance of these uncertainties is part of any mining operation.

·
Metal Price Variability: The prices for gold, silver, copper and other precious metals fluctuate in response to many factors beyond anyone's ability to predict. The prices used in making the reserve estimates are disclosed and differ from daily prices quoted in the news media. The percentage change in the price of a metal cannot be directly related to the estimated reserve quantities, which are affected by a number of additional factors. For example, a ten percent (10%) change in price may have little impact on the estimated reserve quantities and affect only the resultant positive cash flow, or it may result in a significant change in the amount of reserves. Because mining occurs over a number of years, it may be prudent to continue mining for some period during which cash flows are temporarily negative for a variety of reasons, including a belief that the low price is temporary and/or the greater expense would be incurred in closing a property permanently.

·
Fuel Price Variability: The cost of fuel can be a major variable in the cost of mining; one that is not necessarily included in the contract mining prices obtained from mining contractors but is passed on to the overall cost of operation. Future fuel prices and their impact are difficult to predict, but could force us to curtail or cease our business operations.

·
Variations in Mining and Processing Parameters: The parameters used in estimating mining and processing efficiency are based on testing and experience with previous operations at the properties or on operations at similar properties. Various unforeseen conditions can occur that may materially affect the estimates. In particular, past operations indicate that care must be taken to ensure that proper ore grade control is employed and that proper steps are taken to ensure that the leaching operations are executed as planned. Unforeseen difficulties may occur in our current or future operations which would force us to curtail or cease our business operations.

·
Changes in Environmental and Mining Laws and Regulations:  Our reserve estimates contain cost estimates based on compliance with current laws and regulations in the PRC. While there are no currently known proposed changes in these laws or regulations, significant changes have affected past operations of mining companies in China and if additional changes do occur in the future, we may or may not be able to comply with them and continue our operations.

We may not be able to successfully compete with other mineral exploration and mining companies.

We compete with other mineral exploration and mining companies or individuals, including large, well established mining companies with substantial capabilities and financial resources in the PRC, to research and acquire rights to mineral properties containing gold and other minerals. There is a limited supply of desirable mineral lands available for claim staking, lease or other acquisition in the PRC. We don't know if we will be able to successfully acquire any prospective mineral properties against competitors with substantially greater financial resources than we have. If we cannot successfully acquire other mining properties to manage and explore and generally expand our business operations, our results of operations, financial condition and future revenues could be reduced and you could suffer a loss of any investment you make in our shares.

We are subject to the many risks of doing business internationally, including but not limited to the difficulty of enforcing liabilities in foreign jurisdictions.

We are a Nevada corporation and, as such, are subject to the jurisdiction of the State of Nevada and the United States courts for purposes of any lawsuit, action or proceeding by investors. An investor would have the ability to effect service of process in any action against the Company within the United States. In addition, we are registered as a foreign corporation doing business in Shandong Province, PRC, and as such, are subject to the local laws of Shandong Province governing an investors’ ability to bring actions in foreign courts and enforce liabilities against a foreign private issuer, or any person, based on U.S. federal securities laws. Generally, a final and conclusive judgment obtained by investors in U.S. courts would be recognized and enforceable against us in the Shandong Province courts having jurisdiction without re-examination of the merits of the case.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

All of our current operations are conducted in the PRC and all of our directors and officers are nationals and residents of China. All or substantially all of the assets of these persons are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons. In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

All of our assets are located in China and all of our revenues are derived from our operations in China. As a result, any changes in the political climate and/or economic policies of the PRC government could have a significant impact upon our current and proposed future business operations in the PRC and our results of operations and financial condition.

Our business operations may be adversely affected by the current and future political and economic environment in the PRC. The PRC has operated as a socialist state since the mid-1900s and is controlled by the Communist Party of China. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. The PRC has only permitted provincial and local economic autonomy and private economic activities since the late1970s. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to successfully operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under current leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization; however, if the PRC significantly alters any of its current policies, with or without notice, it could have a substantial adverse effect on our results of operations and financial condition and could result in a total loss of any investment you make in our shares.

We are employing a VIE structure, which could materially adversely affect our business operations if current regulations change in the PRC regarding VIE’s.

In order to comply with PRC regulatory requirements, we operate our businesses operations through companies in the PRC with which we have contractual relationships, but in which we do not have controlling ownership. We cannot be sure that the PRC government will continue to view our operating arrangements to be in compliance with PRC regulations if any new laws regarding operating businesses in the PRC through VIEs may be adopted in the future. If we are determined not to be in compliance, the PRC government could levy fines, revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our business, corporate structure or operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business.

In addition, our Exclusive Option Agreement with SSIC, JinGuan and XinGuan and its shareholders gives our Chinese subsidiary, SBCL, the option to purchase all or part of the equity interests in them. The option may not be exercised by SBCL if the exercise would violate any applicable laws and regulations in China or cause any license or permit held by, and necessary for the operation of SSIC, JinGuan and XinGuan, to be cancelled or invalidated. Under the laws of China, if a foreign entity, through a foreign investment company that it invests in, acquires a domestic related company, China’s regulations regarding mergers and acquisitions may technically apply to the transaction. If these regulations apply, an examination and approval of the transaction by China’s Ministry of Commerce (“MOFCOM”), or its local counterparts would be required. In addition, an appraisal of the equity interest or the assets to be acquired would also be mandatory. Since the scope of business activities (mining operations and consulting services), as defined in the business license of SBCL, does not involve the MOFCOM approval and monitoring, we do not believe at this time that an approval or an appraisal is required for SBCL to exercise its option to acquire SSIC, JinGuan and XinGuan. In light of the different views on this issue, however, it is possible that the central MOFCOM office in Beijing will issue a standardized opinion imposing the approval and appraisal requirement. If we are not able to purchase the equity of SSIC, JinGuan and XinGuan, then we will lose a substantial portion of our ability to control SSIC, JinGuan and XinGuan and our ability to ensure that SSIC, JinGuan and XinGuan will act in our interests.  Our business in the PRC could be materially adversely affected if there are any changes to current regulations in the PRC which would affect our business operations and current business agreements with our PRC operating company and its subsidiaries and VIEs, resulting in a loss of any investment you make in our shares.

Our principal stockholder, who is also an officer and director of our Company, has conflicts of interest which may not always be resolved favorably to our Company and its stockholders.

We operate our businesses in China through SSIC, JinGuan and XinGuan. Our chairman, CEO and principal shareholder, Mr. Feize Zhang, owns 70% of the equity interest in SSIC. Conflicts of interests between his duties to us and to SSIC may arise. We cannot assure you that if and when conflicts of interest arise, he will act in the best interests of our Company, or that any conflict of interest will be resolved in our favor. These conflicts may result in management decisions that could negatively affect our operations and potentially result in the loss of opportunities.

We could be subject to tax consequences in the PRC that could negatively impact our business operations, revenues and results of operations.

Our arrangements with SSIC, JinGuan and XinGuan and its shareholders may be subject to a transfer pricing adjustment by the PRC tax authorities which could have an adverse effect on our income and expenses. We could face material and adverse tax consequences if the PRC tax authorities determine that our contracts with SSIC, JinGuan and XinGuan and its shareholders were not entered into based on arm’s length negotiations. If the PRC tax authorities determine that any of our contractual arrangements in the PRC were not entered into on an arm’s length basis, they may adjust our income and expenses for PRC tax purposes in the form of a transfer pricing adjustment. Such an adjustment may require that we pay additional PRC taxes plus applicable penalties and interest, if any, which could materially affect our financial condition and resulting revenues.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us.  Our executive officers and employees have not been subject to the United States Foreign Corrupt Practices Act prior to 2010. We have no control over whether our employees or other agents will or will not engage in such conduct for which we might be held responsible.  If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may have a material and adverse effect on our business.

The PRC’s legal system is a civil law system based on written statutes, in which system-decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and/or criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties that are unclear at this time. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We are considered a “foreign persons” or “foreign funded” enterprise under PRC laws, and as a result, we are required to comply with PRC laws and regulations. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of any PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business and other licenses;

•	requiring that we restructure our ownership or operations; and/or

•	requiring that we discontinue any portion or all of our business operations in the PRC.

Mining risks and insurance could negatively effect on our profitability.

The business of mining for gold and other metals is generally subject to a number of risks and hazards including environmental hazards, industrial accidents, labor disputes, unusual or unexpected geological conditions, pressures, cave-ins, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods, blizzards and earthquakes. At the present time, we have in effect statutory required social insurance for all employees and mine workers and have obtained additional accidental insurance. There is currently no other insurance in place for the mining site and management and even if we were to purchase additional insurance, we can't be sure that such insurance would be available to us or that we could afford the premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. In addition, insurance against risks such as environmental pollution or other hazards as a result of exploration and production is not generally available to companies in the mining industry on acceptable terms. We might also become subject to liability for pollution or other hazards which we may not be insured against, or which we may elect not to insure against, because of premium costs or other reasons. Any losses from any of these events may cause us to incur significant costs that could have a material adverse effect upon our financial performance and results of operations, which could negatively impact any investment you make in our shares.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and computer, financial and other control systems. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards for foreign subsidiaries. As a result, we may experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This could result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Changes in interest rates could negatively impact our results of operations, stockholders’ equity (deficit) and fair value of net assets.

Our investment activities and credit guarantee activities expose us to interest rate and other market risks. Changes in interest rates, up or down, could adversely affect our net interest yield. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, either can rise or fall faster than the other, causing our net interest yield to expand or compress. For example, due to the timing of maturities or rate reset dates on variable-rate instruments, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets. This rate change could cause our net interest yield to compress until the effect of the increase is fully reflected in asset yields. Changes in the slope of the yield curve could also reduce our net interest yield.

Interest rates can fluctuate for a number of reasons, including changes in the fiscal and monetary policies of the federal government and its agencies, such as the Federal Reserve. Federal Reserve policies directly and indirectly influence the yield on our interest-earning assets and the cost of our interest-bearing liabilities. The availability of derivative financial instruments (such as options and interest rate and foreign currency swaps) from acceptable counterparties of the types and in the quantities needed could also affect our ability to effectively manage the risks related to our investment funding. Our strategies and efforts to manage our exposures to these risks may not be effective in the future, which could negatively impact our results of operations and the price of our common stock.

RISKS RELATED TO DOING BUSINESS IN CHINA:

Adverse changes in political and economic policies of the PRC government could impede the overall economic growth of China, which could reduce the demand for our products and damage our business.

We conduct substantially all of our operations and generate all of our revenues in China. Accordingly, our business, financial condition, results of operations and future revenue prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

• the higher level of government involvement;
• the early stage of development of the market-oriented sector of the economy;
• the rapid growth rate;
• the higher level of control over foreign exchange; and
• the allocation of resources.

As the PRC economy has been transitioning from a planned economy to a more market-oriented economy, the PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. While these measures may benefit the overall PRC economy, they may also have a negative effect on us.

Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise significant control over economic growth in China through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of security and surveillance investments and expenditures in China, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our business and prospects.

The PRC government exerts substantial influence over the manner in which we conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and any number of other unknown matters. The PRC central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or different interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China, or particular regions in China, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures. Any of these actions by the PRC government would severely and negatively impact our business operations and resulting revenues, which could result in a total loss of any investment you make in our shares.

Restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively.

Most of our sales revenue and expenses are denominated in Renminbi. Under PRC law, the Renminbi is currently convertible under the "current account," which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, the PRC operating subsidiaries and VIEs of BSLmay purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if the PRC operating subsidiaries and/or VIEs of BSL borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries and/or VIEs by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or their respective local counterparts. These limitations could affect the PRC operating subsidiaries’ and/or VIEs’ ability to obtain foreign exchange through debt or equity financing, which could limit our business operations and impact our future revenues and financial condition.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into the operating PRC subsidiaries and/or VIEs of BSL, limit BSL's PRC subsidiaries’/VIEs’ ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued a public notice, the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, or the SAFE Notice, which requires PRC residents to register with the competent local SAFE branch before using onshore assets or equity interests held by them to establish offshore special purpose companies, or SPVs, for the purpose of overseas equity financing. Under the SAFE Notice, such PRC residents must also file amendments to their registration in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations. Moreover, if the SPVs were established and owned the onshore assets or equity interests before the implementation date of the SAFE Notice, a retroactive SAFE registration is required to have been completed before March 31, 2006. If any PRC resident stockholder of any SPV fails to make the required SAFE registration and amended registration, the PRC subsidiaries of that SPV may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV. Failure to comply with the SAFE registration and amendment requirements described above could also result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

Because of uncertainty over how the SAFE Notice will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, BSL's present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the SAFE Notice by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by the SAFE Notice. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with the SAFE Notice, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit BSL's subsidiaries’/VIEs’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006.

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission or CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006. This new regulation, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the new regulation will require the PRC parties to make a series of applications and supplemental applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the new regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

The new regulation allows PRC government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to the Ministry of Commerce and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our stockholders’ economic interests.

In addition to the above risks, in many instances, we will seek to structure transactions in a manner that avoids the need to make applications or a series of applications with Chinese regulatory authorities under these new M&A regulations. If we fail to effectively structure an acquisition in a manner that avoids the need for such applications or if the Chinese government interprets the requirements of the new M&A regulations in a manner different from our understanding of such regulations, then acquisitions that we have effected may be unwound or subject to rescission. Also, if the Chinese government determines that our structure of any of our acquisitions does not comply with these new regulations, then we may also be subject to fines and penalties.

Under the New EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementing rules, both of which became effective on January 1, 2008.  Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes.  The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.  Because the New EIT Law and its implementing rules are new, no official interpretation or application of this new “resident enterprise” classification is available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow.  First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on offering proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from BSL's PRC subsidiaries/VIEs currently qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes.  Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2009 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible. If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against any U.S. taxes we may owe.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions and foreign exchange policies. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the revised policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. Following the removal of the U.S. dollar peg, the RMB appreciated more than 20% against the U.S. dollar over the following three years. Since July 2008, however, the RMB has traded within a narrow range against the U.S. dollar. It is difficult to predict how long the current situation may last and when and how the RMB exchange rates may change going forward.

Our revenues and costs are mostly denominated in RMB, while a significant portion of our financial assets are denominated in U.S. dollars. At the Cayman Islands holding company level, we rely entirely on dividends and other fees paid to us by our subsidiaries and consolidated affiliated entities in China. Any significant revaluation of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditure more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes. An appreciation of RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our U.S. dollar denominated financial assets into RMB, as RMB is our reporting currency. Conversely, a significant depreciation of the RMB against the U.S. dollar may significantly reduce the U.S. dollar equivalent of our earnings, which in turn could adversely affect the price of our common stock.

We may be delayed by or unable to comply with government and environmental laws, rules and regulations related to our operations which could severely impact our business operations.

The mining industry is subject to extensive regulations by the PRC government. These regulations govern a wide range of areas, including, but not limited to, investments, exploration, production, mining rights, pricing, trading and investments. In addition, mining operations are subject to fees and taxes, as well as safety and environmental protection laws and regulations. Our proposed mineral exploration programs will be subject to all of these extensive laws, rules and regulations. Various governmental permits will be required prior to implementation of proposed exploration operations. We are not assured of receiving any such permits as and when needed for operations, or at all. There is also no guarantee that new environmental or safety standards more stringent than those presently in effect will not be enacted in the future, which could negatively affect our exploration programs. Also, the industry often finds itself in conflict with the interests of private environmental groups which can have an adverse effect on the mining industry. Our planned exploration program budgets for regulatory compliance, however, there is always a risk that new regulations could increase our time and costs of doing business and prevent us from carrying out our exploration programs. Please see the subsection entitled "Government and Industry Regulations" under the Description of Business section on page 28 for a more detailed description of the PRC rules and regulations our industry is subject to.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not currently own any properties.

The Company’s headquarters is located in Futian District, Shenzhen, China.  The address is Room 3207, New World Center, 6009 Yitian Road, Futian District, Shenzhen, China.  The monthly rental for the office is US$3,480 with a contract lease period from March 1, 2009 to March 1, 2011.

The Company has a branch office in the City of YanTai, ShanDong, China with the address of Room 501-505, Lantian International Building, 59 Changjiang Road, Development District, Yantai, China.  The rent is US$1,923 per month with a contract lease period from March 1, 2010 to February 28, 2011.

Item 3. Legal Proceedings

We are not aware of any legal proceedings to which we are a party or of which our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

Item 4. (Removed and Reserved)

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No public market currently exists for shares of our common stock.  We are in the process of offering for sale a total of 1,000,000 shares of our common stock pursuant to a registration statement on Form S-1 filed with the SEC on July 1, 2010 and made effective on December 28, 2010. If we are able to successfully complete the offering, we intend to file a request on the Over-the-Counter Bulletin Board to have our shares listed and trading, however, there are no guarantees our stock will ever be listed and/or traded on any national exchange.

Dividend Policy

We have never paid cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and our credit arrangements then impose.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data.

The following tables summarize our consolidated financial data for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to these consolidated financial statements appearing elsewhere in this Form 10-K.

Income Statement Data:	Year Ended Dec 31
	2008	2009	2010

Revenue	$-	$1,142,818	$6,452,491
Cost of sales	$-	$(915,775)	$(1,746,445)
Gross profit	$-	$227,043	$4,706,046
General and administrative expenses	$(4,341)	$(878,169)	$(1,271,350)
Other income	$232	$1,697	$3,684
Interest expense	$-	$-	$-
Income tax expense	$-	$(28,513)	$(949,645)
Net Income (loss)	$(4,109)	$(677,942)	$2,488,735
Net Income (Loss) per Share — basic (US$)	$(0.00)	$(0.01)	$0.02
Net Income (Loss) per Share — diluted (US$)	$(0.00)	$(0.01)	$0.02

Balance Sheet Data:	12/31/2008	12/31/2009	12/31/2010
Cash and cash equivalents	$448,750	$598,288	$2,425,494
Total assets	$448,750	$4,009,318	$7,590,216
Total liabilities	$7,295	$3,195,372	$4,195,307
Stockholders’ equity	$441,455	$813,946	$3,394,909

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This report contains forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar words. These statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. We discuss many of the risks in greater detail under the heading "Risk Factors." Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements after the date of this report.

This report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this report. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors” and elsewhere in this report. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

Plan of Operation

China ShouGuan Mining Corporation (“ShouGuan”, “we” and the “Company”) was incorporated in the State of Nevada on May 4, 2010. We are a holding company that conducts business operations through BSL, our operating company, and its subsidiaries and variable interest entities (VIEs) in Shandong Province in the People’s Republic of China (“PRC”).

Mr. Feize Zhang, our Chairman and CEO, Mr. JingFeng Lv, our CTO and Mr. Jianxi Yang, a director of Yantai JinGuan Investment Limited, founded SSIC in December 2008 and later in early 2009 established SSIC’s subsidiaries JinGuan and XinGuan. These executive officers and managers are experts in China who specialize in mining technologies, mining resources management and financial and strategic management. Our primary focus is on acquiring existing gold mine projects in Shandong province of the PRC. These potential targets are mostly run with low productivity because of inadequate funds and primitive technologies. We plan to re-engineer and redevelop these gold mines through the transfer of advanced exploration and mining technologies, capital injection and effective management.

These advanced exploration and mining technologies include mining data collection and analysis, identification of ore locations and running trends of veins, design of exploration and mining plans, on-site mine construction planning, formulation and customization of mining methodologies, introduction of modern exploration and mining technologies, supervision of subcontracting staff and provision of technical supports in relation to production management, mine ventilation, water discharge, system upgrade, quality assurance, safety control, etc. The underground mining works, like digging tunnels and wells and the underground transport of ore extracts will all be outsourced to third party subcontractors.

Our business model includes sourcing of early stage gold mines with good profit potential, conducting feasibility studies to identify suitable projects, leasing the suitable mining sites and facilities, and managing the mining operations on these selected sites, with the goal of acquiring the mine if the operations prove to be satisfactory, based on the review criteria set by our experienced management.  In addition, we provide consulting services in areas related to mine exploration and analysis to our clients.

Revenues are derived from the sales of gold concentrates, the principal raw material used in gold smelting operation to produce gold. All mining operations are outsourced to an independent third contractor and we only take possession of the gold concentrates when they are sold to smelters. At that time, the selling prices are determined from two factors, the amount of gold in the gold concentrates and the price of gold on the date of sale.  The amount of gold in the gold concentrates is determined and agreed  between the Company and the smelters and then the selling price is determined according to the official gold price at the time of sale as indicated by the Shanghai Gold Exchange (http://www.sge.sh), an entity governed by the PRC Government.

On the consulting side, revenues are derived on a project-by-project basis and payment is collected as we complete our services as outlined in the scope of each individual project.

We target to grow proactively through continual sourcing of existing gold mines in the PRC and managing them. These projects will be executed by BSL and its subsidiaries, VIEs or related companies in China. CunliJi Gold Mine was the first project commenced in May 2009. To ensure all mines are legally and properly operated, all target gold mines are required to have full sets of government-approved licenses before effecting commencement of any business operations.
 There is a limited supply of desirable gold mines in the PRC and we face strong competition for gold mining rights from other gold mining companies, most of which have greater financial resources than we have, so we may not be able to acquire any attractive gold mining rights we find on acceptable terms.

Mining rights are amortized based on actual units of production over estimated proven and/ or probable reserves of the mines, subject to impairment. We intend to carefully review the production plans and the reserve levels of our mines periodically. Accordingly, any material change in mining production or modification of reserve levels may have a negative impact on our operating results.

We currently rely on one subcontractor for all of our mining operations in the PRC - Jinhai Mine Underground Engineering Ltd. (“Jinhai”), which means our operations are affected by their performance and whose activities are substantially outside of our control. If Jinhai fails to achieve the conditions set forth in our Construction Project Agreement with them, e.g. monthly extraction volumes, gold concentrate processing volumes, etc., or they otherwise fail to perform their obligations to us, we may be forced to terminate their services, which would cause delays in our mineral production, require that we identify and engage one or more other third-party contractors to do the work Jinhai was doing, all of which would adversely affect our operating results. No relationship exists between Jinhai Mine Underground Engineering Ltd., the subcontractor we rely on for all of our mining operations in the PRC, and Penglai City Gold Mining Holding Co. Limited, the legal owner and holder of the PRC State license to the CunliJi Mine; they are unrelated parties.

Our mining operations are subject to a number of risks and hazards typical in the mining industry, including:

· environmental hazards;
· industrial accidents;
· unusual or unexpected geologic formations;
· explosive rock failures; and
· flooding and periodic interruptions due to inclement or hazardous weather conditions.

Any such risks could result in:

· damage to or destruction of mineral properties or production facilities;
· personal injury or death;
· environmental damage;
· delays in mining;
· monetary losses; and
· legal liability.

In addition, during the course of mining activities, we use dangerous materials. We have established stringent rules relating to the storage, handling and use of such dangerous materials, however, accidents could still occur. Should we be held liable for any such accident, we may be subject to penalties, and possible criminal proceedings may be brought against our Company, BSL, its subsidiaries and/or VIEs or any of the employees.

We emphasize environmental protection in our operations and related activities, and a significant financial commitment has been made towards the construction of environmental protection facilities and the establishment of a sound environmental protection management and monitoring system. We are currently in compliance with applicable environmental regulations of the PRC government, but any changes to these regulations may increase our operating costs, which could adversely affect our results of operations.

We are also subject to numerous PRC rules and regulations governing the mining industry, which are disclosed in detail in the Description of Business section of this report. Our inability to comply with any of these current or future rules and/or regulations could severely impact our operations and financial condition.

In addition, we provide mining management consulting services to third party clients as an additional source of revenue. We only provide mining consulting services to mine owners. We do not own, rent or participate in the mine operations of these clients. Instead, we utilize the described expertise of our management team to help clients assess their mine conditions and provide technical advice, guidance and suggestions to further improve management and operations of their mines, based on our management's experience.

Current Operations

In May 2009, we commenced our first project, the Cunli Ji Mine, located in Shandong, China.

On May 4, 2009, the Company, through BSL and its VIE, XinGuan, entered into a Master Agreement, an Operating Lease agreement and an Acquisition Agreement with Penglai City Gold Mining Holding Co. Ltd. The Master Agreement sets out the general terms of the Operating Lease agreement and the Acquisition Agreement. Pursuant to the Operating Lease Agreement, XinGuan agreed to pay a monthly rent of $14,641 (RMB 100,000) for the right to lease and manage the gold mine for a term of 20 months, with a rental deposit of $2,925,174 (equivalent to RMB 20 million). Pursuant to the terms of the Acquisition Agreement, XinGuan agreed to acquire the gold mine for a purchase consideration of $5,089,803 if the following conditions are satisfied upon the expiry of the operating lease  agreement: 1) average daily ore production from the CunliJi Mine has reached 80 tons ore more for the year 2010,  and 2) the mine has obtained ISO (or equivalent) certification on or before January 3, 2011. Upon successful closing of the acquisition, the aforesaid rental deposit would become part of the purchase consideration. If the mining operations do not meet the above production levels, the rental deposit will be refunded in full to XinGuan.

On September 1, 2009, XinGuan entered into a Construction Project Agreement with Jinhai Mine Underground Engineering Ltd. ("Jinhai"), an unrelated third party, to carry out the underground mining and ancillary work at the CJ Mine. Jinhai will conduct all underground mining activities and construction work in accordance with the design and work drawings provided by XinGuan on a monthly basis and will be required to meet all regulatory and safety standards specified by XinGuan and the PRC for underground mining operations in the Shandong Province. The Agreement was effective on September 1, 2009 and was valid for one year. Through mutual consent by both parties, this Agreement was renewed on August 28, 2010 for an additional year until August 28, 2011, with the contracted prices and all other terms unchanged. No relationship exists between Jinhai, the subcontractor we rely on for all of our mining operations in the PRC, and Penglai City Gold Mining Holding Co. Limited, the legal owner and holder of the PRC State license to the CunliJi Mine; they are unrelated parties.  On September 30, 2010, XinGuan and Jinhai mutually agreed to terminate the renewed agreement unconditionally effective from November 1, 2010. On October 1, 2010, XinGuan entered into another Construction Project Agreement with Wenzhou Mine Engineering Construction Group Co. Ltd. (“WMEC”), an unrelated third party, to carry out the underground mining and ancillary work at the CJ Mine. WMEC will conduct all underground mining activities and construction work in accordance with the design and work drawings provided by XinGuan on a monthly basis and will be required to meet all regulatory and safety standards specified by XinGuan and the PRC for underground mining operations in the Shandong Province. The Agreement was effective on October 1, 2010 and was valid for one year.

On June 18, 2010, XinGuan paid an additional amount of $1,309,679 to Penglai City Gold Mining Holding Co. Ltd as an additional rental deposit, with the same terms stated in the acquisition agreement, such additional deposit would became part of the purchase consideration upon successful closing of the acquisition.

Total mining production of the Cunliji Mine Area in 2010 was approximately 36,579 tons of gold ore or a monthly average of 3,480 tons, with an average gold grade of 4.54 g/t. Total raw ore processed and gold concentrate sold in 2010 were 1,591 tons and 100 kg, respectively. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 77 tons/day during the fiscal year 2010, which was slightly below the condition of 80 tons in daily ore production in 2010, as stated in the Operating Lease Agreement between XinGuan and Penglai City Mining Holdings Co. Limited.  Metallurgical recovery rate of the Cunliji Mine Area during the period was around 90%.

We have been deriving revenue since the commencement of Cunli Ji Mine. Currently we derive our revenue from the sales of non-refined gold concentrates produced from Cunli Ji Mine and our expenses are mainly the leasing fee, the direct costs associated with the operation and overhead expenses such as staff salaries and other general administrative expenses. Management believes that the revenue generated from the Cunli Ji Mine, plus our cash reserves, the proceeds of our initial public offering and the continuing financial support of our principals and stockholders will allow us to continue our current operations and implement our proposed business operations without requiring any additional funding in the next twelve months. Management does not intend to use any of the proceeds from our initial public offering on the operation of the Cunli Ji Mine.

Results of Operations

We do not believe there have been any recent trends in production, sales,  inventory, or the state of the costs or selling prices of our products since the last financial year ending 2009, nor any known trends, uncertainties, demands, commitments or events that are reasonably likely to have a material effect on our net sales or revenues, income from continuing operations, profitability, liquidity or capital resources, or that would cause reported financial information not necessarily to be indicative of future operating results or financial condition.

The following table set forth key components of our results of operations for the year ended December 31, 2010 compared to the year ended December 31, 2009. All numbers referenced are in U.S. Dollars:

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009:

	Year ended December 31
			Increase	% Increase
	2010	2009	(Decrease)	% (Decrease)
Revenues
Product sales	$3,927,051	$1,142,818	$2,784,233	243.63%
Service income	2,525,440	-	2,525,440	100.00%
Total revenues, net	6,452,491	1,142,818	5,309,673	464.61%

Costs of Revenues	(1,746,445)	(915,775)	(830,670)	90.71%

Gross Profit	4,706,046	227,043	4,479,003	1972.76%

Administrative Expenses	(1,271,350)	(878,169)	(393,181)	44.77%

Income (Loss) From Operations	3,434,696	(651,126)	4,085,822	(627.50%)

Other Income:
Interest Income	3,684	1,697	1,987	117.09%

Income (Loss) Before Income Tax	3,438,380	(649,429)	4,087,809	(629.45%)

Income Tax Expense	(949,645)	(28,513)	(921,132)	3230.57%

NET INCOME (LOSS)	$2,488,735	$(677,942)	3,166,677	(467.10%)

Other Comprehensive Income
Foreign Currency Translation
Gain	92,228	10,308	81,920	794.72%

COMPREHENSIVE INCOME (LOSS)	$2,580,963	$(667,634)	3,248,597	(486.58%)

Net income (loss) per share - Basic and diluted	$0.02	$(0.01)

Weighted average common stock outstanding - Basic and diluted	100,000,000	100,000,000

Net Revenues

We commenced gold mining activity in May 2009 and began selling of gold concentrate in July 2009. Gold concentrate is mainly sold to smelting plants in the Shandong Province, PRC. Apart from the selling of gold concentrate, we also provide mining consulting and technical services through our own experts.

Revenue for the years ended December 31, 2010 and 2009 comprised the following:

	Year ended		Year ended
	31-Dec-10%		31-Dec-09%
Revenues
Product sales	$3,927,051	60.86	$1,142,818	100.00
Service income	2,525,440	39.14	-	0.00
	$6,452,491	100.00	$1,142,818	100.00

Cost of Revenue
Product sales	$1,547,462	88.61	$915,775	100.00
Service income	198,983	11.39	-	0.00
	$1,746,445	100.00	$915,775	100.00

Gross Profit
Product sales	$2,379,589	50.56	$227,043	100.00
Service income	2,326,457	49.44	$-	0.00
	4,706,046	100.00	227,043	100.00

Gross Profit (Total)	$4,706,046	100.00	$227,043	100.00

Gross Profit margin
Product sales	60.59%	N/A	19.87%	N/A
Service income	92.12%	N/A	N/A	N/A

Net revenue for the year ended December 31, 2010 was $6.45 million, of which approximately $3.93 million was the sales of gold concentrate, which accounted for 60.86% of the total revenue. Service income amounted to $2.53 million, which accounted for 39.14% of the total revenue.

Sales revenue derived from sales of gold concentrate for the year ended December 31, 2010 increased to $3.93 million, an increase of $2.79 million, or 244.74%, from sales revenue of $1.14 million for the year ended December 31, 2009. The dramatic increase was attributable to a combination of increased in both selling price and sales volume. The selling price of the gold concentrate is based on the official gold price at the time of sale as indicated by the Shanghai Gold Exchange, an entity governed by the PRC. During 2010, the average price per gram of the gold concentrates increased by 26.11% from an average price of $27.92 per gram for the year ended December 31. 2009 to an average price of $35.21per gram for the year ended December 31, 2010.

In addition, the increase in sales revenue was also attributable to the increase in the sales volume, sales volume increased from a total of 41,143 gram for the year ended December 31, 2009 to a total of 99,688 gram for the year ended December 31. 2010, accounted for an increase in the sales volume of 58,545 gram, or 142.30%.

Sales revenue from sales of gold concentrate for the year ended December 31, 2010 was $3.93 million and all are sold to Shandong Heng Bang Smelting Gold Co., Ltd, an unrelated party. Whereas the sales revenue from sales of gold concentrate for the year ended December 31, 2009 were sold to Shandong Heng Bang Smelting Gold Co., Ltd and Shandong Guo Dai Co., Ltd, both are unrelated party, in amount of $0.92 million and $0.22 million respectively.

Sales revenue from service belongs to the provision of exploration consulting service on gold mine exploration to Long Kou Hou De Gold Co., Ltd, an unrelated party, in which such revenue is only present in the year ended December 31, 2010.

Cost of Revenue

Cost of revenue for the years ended December 31, 2010 and 2009 were $1.75 million and $0.92 million, respectively, and consisted primarily of direct materials, direct labor, sub-contracting mining fee, extracting fees, mine rental expenses and other operating overhead, which were primarily attributable to the sales of gold concentrates. Shipping and handling costs associated with the distribution of our products were borne by the customers. The increase in the cost of revenue was primarily due to the increase in sales volume. In addition, our direct labor costs increased at a higher rate during 2010 as compared to the same period in 2009 due to the inflationary pressure.

Gross Profit

Gross profit for the year ended December 31, 2010 was $4.71 million, an increase of $4.48 million, or 1972.76%, from $0.23 million for the year ended December 31, 2009 was mainly attributable to the increase in sales volume of gold concentrate and revenue generated from the consulting service on gold mine exploration. Our gross profit margins for the year ended December 31, 2010 were 60.59% and 92.12% for the sales of gold concentrate and provision of service income, respectively. Gross profit margin for the year ended December 31, 2009 was 19.87% for the sales of gold concentrate. There was no provision of service income for the year ended December 31, 2009. The gross profit margin of product sales improved because of the alternation of mining technology and our professional mining management team and the increase in the selling price.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2010 comprised mainly of salaries and staff welfare expenses, legal and professional fees, entertainment expenses, traveling and hotel accommodation expenses and office expenses. General and administrative expenses in 2010 increased significantly by $393,181 or 44.77% and was mainly attributable to the professional fees incurred in association with the preparation and filing of this initial offering document and the increase in salary and welfare expenses.

Other Income

Other income for the year ended December 31, 2010 was $3,684, representing an increase of 117.09% over the same period in year 2009. The increase was attributable to an increase in bank interest income.

Income Tax Expense

Income tax expense amounted to $0.95 million for the year ended December 31, 2010 and was primarily attributable to the commencement of mining activity in the PRC in May 2009 and the provision of service income generated by GWIL and JinGuan.

Through our operating company in the PRC, BSL, we have subsidiaries and VIEs that operate in various countries: United States, British Virgin Islands, Hong Kong and the People’s Republic of China that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

We are incorporated in the State of Nevada and are subject to the tax laws of the United States of America. Since no income is derived in the US, we believe that we are not subject to US taxes.

British Virgin Islands

Under the current BVI law, BSL is not subject to tax on its income or profits. In addition, dividends and capital gains from our investments in the BVI are not subject to income taxes and no withholding tax is imposed on payments of dividends to the Company. For the years ended December 31, 2010 and 2009, BSL generated operating income of $36,320 and suffered from operating loss of $161,269, respectively.

Hong Kong

GWIL is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. For the years ended December 31, 2010 and 2009, GWIL suffered from an operating loss of $26,417 and $1,522 respectively.

The PRC

We have generated all of our income through BSL and its subsidiaries and VIEs operating in the PRC for the years ended December 31, 2010 and 2009.  Effective from January 1, 2008, all entities in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%.

Net Income (Loss)

Net income increased to $2.49 million for the year ended December 31, 2010 and the increase was attributable to the commencement of gold mining activity and the sales of gold concentrate since May 2009, together with provision of service income from mining consulting and technical services that are not an element of an arrangement for the sale of products.

For Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

	Year Ended December 31, 2009	Period from December 1, 2008 (Inception) through December 31, 2008	Change in %
Revenues	$1,142,818	$-	100%
Costs of Revenues	(915,775)	-	100%
Gross Profit	227,043	-	100%
Administrative Expenses	(878,169)	(4,341)	2,0129.65%
Income (Loss) From Operations	(651,126,)	(4,341)	14,899.45%
Other Income and (Expenses)	1,697	232	631.47%
Loss Before Income Tax	(649,429)	(4,109)	15,705.04%
Income Tax Expenses	(28,513)	-	100%
Net Loss	$(677,942)	$(4,109)	16,398.95%

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	10,308	(1,019)	(1,111.58%)
Comprehensive Loss	$(667,634)	$(5,128)	12,919.38%

Net Revenue

We commenced gold mining activities in May 2009 and sales of gold concentrate in July 2009. Gold concentrate is mainly sold to smelting plants in the Shandong Province, PRC. Net revenue for the year ended December 31, 2009 was $1.14 million, of which approximately $0.92 million was sold to Shandong Humon Smelting Gold Co., Ltd., an unrelated third party, and approximately $0.22 million was sold to Shandong Guo Dai Co., Ltd., an unrelated third party.

Cost of Revenue

Cost of revenue for the year ended December 31, 2009 amounted to $0.92 million and consisted primarily of direct materials, direct labor, subcontracting mining fees, extracting fees and other operating overhead, which were primarily attributable to the sales of gold concentrate. Shipping and handling costs, associated with the distribution of finished products were borne by the customers.

Gross Profit

Our gross profit for the year ended December 31, 2009 was $0.23 million, with a gross profit margin of 19.87%. Our management believes that the gross profit margin will improve in the future due to an improvement in technology and operational efficiency.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2009 were mainly comprised of salaries and staff welfare expenses, legal and professional fees, entertainment expenses, traveling and hotel accommodation expenses and office expenses. General and administrative expenses increased significantly to $878,169 in 2009, representing an increase of 20,129.65% over the same period in 2008. The substantial increase was due to the fact that we did not commence any gold mining activity during the same period ended December 31, 2008 that resulted in a small amount of general administrative expenses.

Other Income

Other income for the year ended December 31, 2009 was $1,697, representing an increase of 631.47% over the same period in 2008.  The increase was primarily attributable to the increase in bank interest income.

Income Tax Expenses

Income tax expense increased to $0.03 million for the year ended December 31, 2009 and the increase was primarily attributable to the commencement of mining activity in July 2009.

Net Loss

Net loss increased to $0.68 million in the year ended December 31, 2009 which was attributable to the commencement of gold mining activity and the sales of gold concentrate since July 2009.

Liquidity and Capital Resources

Our primary liquidity needs are to fund operational expenses, capital expenditures and potential acquisition of gold mining properties in the Shandong province. To date, we have financed our working capital requirements and capital expenditures through internally generated cash and capital contribution from our existing shareholders.

As of December 31, 2010, our current assets were $2,885,159 and our current liabilities were $883,047. Cash and cash equivalents totaled $2,425,494 as of December 31, 2010.  Stockholders’ equity at December 31, 2010 was $3,394,909.

Net cash provided by operating activities was $2,405,304 for the year ended December 31, 2010 as compared to net cash used in operating activities of $282,322 for the year ended December 31, 2009. Net cash provided by operating activities increased by $2,687,626 was primarily due to the increase in net income, accounts receivable and income tax payable, together with the decrease in accounts payable.

Net cash used in investing activities amounted to $1,374,547 for the year ended December 31, 2010 as compared to net cash used in investing activities of $3,242,254 for the year ended December 31, 2009. Net cash used in investing activities decreased by $1,867,707 primarily due to the decrease in the rental deposit, purchases of plant and equipment and payments on construction in progress.

Net cash provided by financing activities amounted to $736,952 for the year ended December 31, 2010 as compared to net cash provided by financing activities of $3,672,919 for the year ended December 31, 2009. Net cash provided by financing activities decreased by $2,935,967 primarily due to the decrease in capital contributions from stockholders and proceeds from loans payable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, financings or other relationships.

Rental Deposit

On May 4, 2009, the Company, through its VIE, XinGuan, entered into a Master Agreement, an Operating Lease Agreement and an Acquisition Agreement with Penglai City Gold Mining Holding Co. Ltd., an unrelated third party. The Master Agreement sets out the general terms of the Operating Lease Agreement and the Acquisition Agreement. Pursuant to the Operating Lease Agreement, XinGuan agreed to pay a monthly rent of $14,641 (RMB 100,000) for the right to lease and manage the gold mine for a term of 20 months with a rental deposit of $2,925,174 (equivalent to RMB 20 million). Pursuant to the Acquisition Agreement, XinGuan agreed to acquire the gold mine for a purchase consideration of $5,089,803 if the following conditions are satisfied upon the expiration of the Operating Lease Agreement: 1) the satisfaction of certain level of the monthly production capacity and 2) the production management of the mine reaches ISO (or equivalent) standard. Upon successful closing of the acquisition, the aforesaid rental deposit would become part of the purchase consideration. If the conditions are not met and the acquisition does not close, the deposit will be refunded in full.

On June 18, 2010, XinGuan paid an additional amount of $1,309,679 to Penglai City Gold Mining Holding Co. Ltd as an additional rental deposit, same as the aforesaid terms as have stated in the acquisition agreement, such additional deposit would became part of the purchase consideration upon successful closing of the acquisition. This deposit paid is also refundable.

On January 3, 2011, the Company and PCGM mutually agreed to extend the lease term of the Cunliji gold mine for an additional six months expiry on July 3, 2011 with all terms and conditions to remain unchanged and granted the waiver of 12-months’rental charge for 2010 fiscal year under the operating lease agreement. The administration in the transfer of the mining license is in process by the relevant authority.

As of December 31, 2010, the rental deposit is considered as a non-asset.

Amount Due from a Related Party

As of December 31, 2010 and 2009, amount due from a related party represented temporary advances made to Mr. Lv Jingfeng, the director of a subsidiary, SSIC, which was unsecured, interest-free and repayable in the next twelve months. The balance was repaid in full in April 2010 and there are no amounts due from any related parties as of December 31, 2010.

Amount Due to a Related Party

As of December 31, 2010 and 2009, amount due to a related party was $161,491 and $29,252 respectively. These represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant. The amount due to Mr. Zhang increased significantly from $29,252 at December 31, 2009 to $161,491 at December 31, 2010, mainly due to advances Mr. Zhang made to us to cover expenses associated with the preparation and filing of our initial registration of securities for our initial public offering, with the majority being attributed to auditor fees and travel expenses.
China Contribution Plan

Under the PRC Law, full-time employees of subsidiaries in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $30,013 and $19,663 for the year ended December 31,2010 and 2009, respectively.

Statutory Reserve

Under the PRC Law, the Company, BSL and its subsidiaries and variable interest entities in the PRC are required to make appropriation to the statutory reserve based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

For the years ended December 31, 2010 and 2009, we contributed $298,904 and $8,554 to statutory reserve, respectively.

Commitments and Contingencies

We, through its wholly-owned subsidiary, BSL and its VIEs in the PRC, are committed under several non-cancelable operating leases for office premises and mine operating rights with the terms ranging from 20 months to 2 years, with fixed monthly rentals, due through July 2011. Total rent expenses for the years ended December 31, 2010 and 2009 were $65,314 and $172,023, respectively.

As of December 31, 2010, we have the aggregate future minimum rental payments of $101,908 due under various non-cancelable operating leases in the next twelve months

Subsequent Events

On January 3, 2011, the Company, through its VIE, entered into a supplemental agreement (“the Agreement”) with Penglai City Gold Mining Holding Co. Ltd. ("PCGM"), a third party company in China, pursuant to which both parties mutually agreed to extend the lease term of the Cunliji goldmine for an additional six months ending July 3, 2011 with all terms and conditions to remain unchanged. The reason for the extension is that the title transfer of the mining license of the Cunliji gold mine to XinGuan is still in progress. The Agreement is a supplemental agreement to the previously signed Operating Lease Agreement made between XinGuan and PCGM on May 4, 2009, pursuant to which XinGuan agreed to lease the Cinliji gold mine for a period of 20 months from May 4, 2009 to January 3, 2011.

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, we have evaluated all events or transactions that occurred after December 31, 2010 up through the date we issued the audited consolidated financial statements. During the period, we did not have any material recognizable subsequent events

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s results of operations and liquidity and capital resources are based on our audited consolidated financial statements for the years ended December 31, 2010 and 2009, which have been prepared in accordance with U.S. GAAP. In connection with the preparation of consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. The assumptions, estimates and judgments included within these estimates are based on historical experience, current trends and other factors we believe to be relevant at the time the consolidated financial statements were prepared. On a regular basis, the accounting policies, assumptions, estimates and judgments are reviewed to ensure that the consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the assumptions and estimates, and such differences could be material.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to: (1) inventory costs and reserves; (2) asset impairments (3) and depreciable lives of assets. Future events and their effects cannot be predicted with certainty, and accordingly, accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update these assumptions and estimates on an ongoing basis and may employ outside experts to assist us with these evaluations. Actual results could differ from the estimates that have been used.

Significant accounting policies are discussed in Note 3, Summary of Significant Accounting Policies, to the accompanying audited consolidated financial statements. We believe the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, as they require management to make difficult, subjective or complex judgments, and to make estimates about the effect of matters that are inherently uncertain.

Basis of Consolidation

The audited consolidated financial statements include the financial statements of the Company, BSL and its subsidiaries and VIEs. All inter-company balances and transactions between the Company, BSL and its subsidiaries and VIEs were eliminated upon consolidation.  We adopted the Accounting Standards Codification (“ASC”) Topic 810-10-5-8, “Variable Interest Entities”. ASC Topic 810-10-5-8 requires a variable interest entity or VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of the VIEs’ residual returns.

Variable Interest Entities (VIEs)

The Company, through BSL's subsidiary, SBCL, entered into a series of agreements (“VIE agreements”) with SSIC, JinGuan and XinGuan, and the individual owners of SSIC, JinGuan and XinGuan, and details of the VIE agreements are as follows:

1.
Exclusive Technical Service and Business Consulting Agreement, signed on May 15, 2010 - SBCL has the exclusive right to provide to SSIC, JinGuan and XinGuan consulting services, including operational management, human resources management, research and development of the technologies related to the operations of SSIC, JinGuan and XinGuan.  SSIC, JinGuan and XinGuan pays to SBCL annually consulting service fees in an amount equal to all of their revenue for such year. These agreements run for a 10-year term and are subject to automatic renewal for an additional 10 years, provided that no objection is made by both parties on the renewal.

2.	Exclusive Option Agreement - SBCL has the option to purchase all assets and ownership of SSIC, JinGuan and XinGuan at any time.

3.
Equity Pledge Agreement, signed on May 15, 2010, - SSIC, JinGuan and XinGuan agree to pledge their legal interest to SBCL as a security for the obligations under the Exclusive Technical Service and Business Consulting Agreement.

4.	Proxy Agreement - SSIC, JinGuan and XinGuan irrevocably grant and entrust SBCL the right to exercise its voting and other stockholder rights.

5.	Operating Agreement, signed on May 15, 2010 - SBCL agrees to participate in the operations of SSIC, JinGuan and XinGuan.
With the above agreements, SBCL demonstrates its ability to control SSIC, JinGuan and XinGuan as the primary beneficiary and the operating results of the VIEs are included in the consolidated financial statements for the years ended December 31, 2010 and 2009.

Impairment of Long-lived Assets

All long-lived assets such as property, plant and equipment held and used by the Company reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. Future cash flows are based on estimated quantities of gold and other recoverable metals, expected price of gold and other commodity (considering current and historical prices, price trends and related factors), production levels and cash costs of production, capital and reclamation costs, all based on detailed engineering life-of-mine plans. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

Numerous factors including, but not limited to, such things as unexpected grade changes, gold recovery problems, shortages of equipment and consumables, equipment failures, and collapse of pit walls, could impact our ability to achieve forecasted production schedules from proven and probable reserves. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions used in the cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

We derive revenues from the sales of non-refined gold concentrate, whereas it usually takes 6 days for the production from non-refined gold concentrate to gold bullion. We generally recognize revenues, net of value-added taxes ("VAT") at the time the gold bullion is produced and delivered to the customers, smelters and/or refineries.

We are generally subject to VAT which is levied on the majority of the products at the standard rate of 17% on the invoiced value of sales.; however, our VIE, PXIL has been granted preferential tax treatment under the Chinese tax law of the “Notice from Ministry of Finance and State Tax Bureau in Relation to Exemption of Value Added Tax on Gold Production” and “Notice regarding issues on Tax Policy on Gold Transaction”, whereas gold produced and sold by gold mining and smelting enterprises are exempted from VAT.

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to the following concentrations of risk:

Major customers

For the years ended December 31, 2010 and for 2009, two major customers totally accounted for 98% and 100% of our revenue respectively.

Major vendors

For the years ended December 31, 2010 and 2009, 100% of our purchases were derived from vendors located in the PRC.

Credit risk

Financial instruments that are potentially subject to credit risk consist principally of accounts receivables. We believe the concentration of credit risk in its accounts and retention receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. We do not generally require collateral from customers. Credit is extended based on evaluation of a customer's financial condition. We evaluate the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Exchange rate risk

Our reporting currency is US$, to date the majority of the revenues and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, we are exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and RMB. If RMB depreciates against US$, the value of RMB revenues and assets as expressed in US$ financial statements will decline. We do not hold any derivative or other financial instruments that expose to substantial market risk.

Economic and political risks

Our operations are conducted in the PRC. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy. Our operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

Industry risks

Our mining operations are subject to extensive national and local governmental regulations in China, which regulations may be revised or expanded at any time. Generally, compliance with these regulations requires the Company to obtain permits issued by government regulatory agencies. Certain permits require periodic renewal or review of their conditions. We cannot predict whether it will be able to obtain or renew such permits or whether material changes in permit conditions will be imposed. The inability to obtain or renew permits or the imposition of additional conditions could have a material adverse effect on the Company's ability to develop and operate its mines.

Risk on changing price in gold

At present, the price of gold in the PRC is generally in line with the price of gold in the international market. There are many factors influencing the price of gold in the international market, including the international economic situation (in particular the economic situation in the US), petroleum prices, fluctuations in the exchange rates of the US dollar, fluctuations in the stock and other financial investment markets and various political, military, social and economic contingencies. These factors are beyond our control. Changes in the prices of the gold in the PRC and in the exchange rate of RMB as a result of these may adversely affect our operating results.

Under the relevant PRC laws and regulations, hedging activities presently are not permitted in gold tracing in the PRC market. We have not been involved in hedging transactions or any alternative measures to manager the potential price risk.

Item 8. Financial Statements.

The financial statements for the year ended December 31, 2010 and 2009 are included here in their entirety and can be found at the end of this annual report immediately following the Signatures on page 37.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures for the year ended December 31, 2010, or since inception.

ITEM 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with the rules required by the SEC for information required to be disclosed, in this annual report, the Company’s management evaluated, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, the effectiveness and the operation of the Company’s disclosure controls and procedures. Based upon their evaluation of these disclosure controls and procedures, Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective for accumulating recording, processing, summarizing and communicating, to the Company’s management, to ensure timely decisions regarding disclosure information needed within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

This report does not include an attestation report by our independent registered public accounting firm, regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permits the Company to only provide management’s report in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Directors of the corporation are elected by the stockholders to a term of one year and serve until a successor is elected and qualified.  Officers of the corporation are appointed by the Board of Directors to a term of one year and serves until a successor is duly appointed and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees at this time.

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Age	Position(s)
Feize Zhang Room 3207, New World Center, 6009 Yitian Road, Futian District, Shenzhen, PR China	42	Chairman, Principal Executive Officer

Jingfeng Lv Room 501-505, Lantian International Building, 59 Changjiang Road, Development District, Yantai, PR China	51	Chief Technical Officer

Ming Cheung Room 3207, New World Center, 6009 Yitian Road, Futian District, Shenzhen, PR China	41	Principal Financial Officer and Corporate Secretary

The persons named above are expected to hold said offices/positions until the next annual meeting of our stockholders. Mr. Ming Cheung and Mr. Feize Zhang are also the Board of Directors of the company.  Mr. Zhang is the Chairman of the Board. These officers and directors are the only officers, directors and promoters of our Company.

Background Information about Our Officers and Directors

Our management team, which includes our officers and directors, as well as sophisticated mining experts, have extensive mining industry experience and excellent working relationships with government departments, regulatory bodies, engineering and construction groups and suppliers across China. We also have a team of senior engineers specialized in geology, mining resources, mining and refinery.

Mr. Feize Zhang - Chairman and Principal Executive Officer

Feize Zhang has been the Principal Executive Officer and a Director of the Company since inception on May 4, 2010.  On December 1, 2008, Mr. Zhang co-founded Shenzhen Shouguan Investment Ltd. (SSIC) with Jinfeng Lv, an officer of the Company. SSIC is a VIE of BSL, the Company's wholly-owned subsidiary in the PRC. From July 2008 to December 1, 2008, Mr. Zhang devoted all of his efforts on planning for the establishment of the Company. From December 2000 to June 2008, he was the CEO of CG Network Technology limited, a privately-held company engaged in the business of systems integration in Shenzhen, PRC, in which he was responsible for the strategic planning and overall management of the company.  Mr. Zhang graduated from Central China Technology University with a Bachelor Degree in Mechanical and Electrical Technology in 2000 and is now an EMBA candidate of Tsinghua University. Mr. Zhang devotes full time to the business of our Company.

Mr. Jingfeng Lv - Chief Technical Officer

Jinfeng Lv has been the Chief Technical Officer of the Company since inception on May 4, 2010. Mr. Lv is a senior mining engineer with over 30 years of mining industry experience. Since 1976, Mr. Lv has been involved in numerous large-scale mine exploration and research projects in Shandong, China. He is a senior member of various mining-related associations in China including Chinese Gold Society, Chinese Rock Mechanics and Engineering Society, Chinese Society for Geodesy, Photogrammetry and Cartography. He is the Chief Engineer of Yantai JinGuan Investment Ltd, a committee member of the technical committee of Shandong Gold Society. Over the past years, Mr. Lv has published over 30 theses in academic periodicals and conferences in China, and received 6 awards in scientific achievements.On December  1, 2008, he co-founded Shenzhen Shouguan Investment Co., Ltd  (SSIC) with Feize Zhang, an officer and director of the Company. SSIC is a VIE of BSL, the Company's wholly-owned subsidiary in the PRC.  From September 2008 to December 1, 2008, Mr. Lv devoted all of his efforts on planning for the establishment of the Company.   From September 2005 to September 2008, he was Senior Engineer at Yantai Xinwan Mining Technology Co., Limited, responsible for mineral research and technical work on various mining projects. From December 1993 to August 2005, he was a Senior Engineer at the Yantai Gold Corporation in Yantai, China, a state-owned company, in which he  was responsible for mineral research and technical work in the central and eastern parts of Shandong Province in the PRC. Mr. Lv graduated from China Northeastern University with a Bachelor Degree in Engineering Management in 1987.  Mr. Lv devotes full time to the business of our Company.

Mr. Ming Cheung - Principal Financial Officer

Ming Cheung has been the Principal Financial Officer and a Director of the Company since inception on May 4, 2010. Mr. Cheung is a self-employed certified public accountant  both in the Hong Kong Special Administrative Region and in the United Kingdom. Mr. Cheung has experience in corporate accounting and is familiar with accounting standards in various jurisdictions such as USGAAP, PRCGAAP and IAS. From September 2009 to May 4, 2010, Mr. Cheung was the Finance Manager for Shenzhen ShouGuan Investment Ltd.. From December 2007 to August 2009, he was the Financial Controller of Assets Spring Investments Limited, a privately-held company engaged in the consulting business in Hong Kong. As Financial Controller, he led and supervised the company's PRC accounting team in all financial and accounting matters. In addition, he was responsible for providing analytical, budgetary and financial planning/management reporting to the CEO to establish and implement effective internal control policies and procedures. From June 2004 to November 2007, Mr. Cheung was Associate Director of Characters Capital International Limited, a privately-held company located in Hong Kong and engaged in the business of corporate finance. Mr. Cheung was responsible for corporate finance projects including reverse takeovers, financial advisor on mergers and acquisitions and raising capital, and engaged in developing and assessing potential new business and maintaining client relationships. Mr. Cheung graduated from the City University of Hong Kong with a Master Degree in Accounting in 2001 and from the Chinese University of Hong Kong with a Master Degree in Law in 2008. He is a fellow member of the Hong Kong Institute of Certified Public Accountants and is an ordinary member of the Hong Kong Securities Institute. Mr. Cheung devotes 50% of his time to the business of our Company.

Key Employees

We have one key employee, Mr. Wenge Liu, age 45, who has been the Senior Engineer of Penglai XinGuan Investment Limited, a related party, since June 2009 and is responsible for the supervision and planning of day-to-day mining operations.  Mr. Liu has over 20 years of mining operations experience in the Penglai area of the PRC, giving him working knowledge in mining procedures and methodologies in the region in which we operate. From August 2003 to May 2009, he was a Mining Supervisor for Penglai Gold Mining Holding Co. Limited, located in Yantai, PRC, where he was responsible for the supervision and day-to-day planning of all mining technical work. Mr. Liu graduated from the Xian Smelting Technology University with a Bachelor Degree in Mining and Extraction in 1989. He devotes full time to the business of our Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

We intend to ensure to the best of our ability that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners are complied with in a timely fashion.

Board Committees; Corporate Governance

The Board of Directors acts as the Audit Committee and the Board has no separate committees. We do not currently have an audit committee. We expect our Board of Directors to appoint an audit committee, a nominating committee and a compensation committee and to adopt charters relative to each such committee in the near future. We intend to appoint such persons to committees of the Board of Directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a national securities exchange.

Auditors; Code of Ethics; Financial Expert

We have adopted a Code of Ethics; however, we do not currently have an audit committee financial expert.  However, our Chief Financial Officer qualifies as an audit committee financial expert.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Feize Zhang PEO and Chairman (1) Ming Cheung (2) PFO Jingfeng Lv CTO (3)	2009 2010 2009 2010 2009 2010	$8,420 $8,420 $ 0 $7,722 $6,286 $8,947	- - -	- - -	- - -	- - -	- - -	- - -	- - -

(1)  Mr. Zhang's salary if RMB4,800 per month ($701.70US) resulting in $8,420 for 2009 and $8,420 for 2010.

(2)  Mr. Cheung's salary is HKD5,000 per month ($643.50US) resulting in $7,722 for 2010; he did not receive a salary in 2009.

(3)  Mr. Lv's salary is RMB 4,300 per month ($628.60US) starting March 1, 2009, resulting in $6,286 for 2009 and RMB 5,100 per month ($745.60US) starting January 1, 2010, resulting in $8,947 for 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Feize Zhang	-	-	-	-	-	-	-	-	-
Ming Cheung	-	-	-	-	-	-	-	-	-
Jingfeng Lv	-	-	-	-	-	-	-	-	-

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Feize Zhang	-	-	-	-	-	-	-
Ming Cheung	-	-	-	-	-	-	-
	-	-	-	-	-	-	-

Option Grants.

There have been no individual grants of stock options to purchase our common stock made to any of the executive officer named in the Summary Compensation Tables.

Aggregated Option Exercises and Fiscal Year-End Option Value.

There have been no stock options exercised by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards.

There have been no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. To date, no amounts have been paid to, or accrued to, our directors in such capacity.

Director Independence

Our securities are not currently traded on any public exchange and as such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent. We are not currently subject to corporate governance standards defining the independence of our directors, and we have chosen to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors.

Under the NASDAQ rules, we have determined that as employees of our Company, none of our current directors qualify as an independent director.

Employment Agreements

We do not have any employment agreements in place with our officers and directors.

Certain Relationships and Related Transactions

We will present all possible transactions between us and our officers, directors or 5% shareholders, and our affiliates to the Board of Directors for their consideration and approval. Any such transaction will require approval by a majority of the disinterested directors and such transactions will be on terms no less favorable than those available to disinterested third parties.

Conflicts of Interest

We do not currently have any conflicts of interest by or among our current officers, directors, key employees or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so upon completion of our initial public offering and, in any event, prior to hiring any additional employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following information and Security Ownership Table set forth the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what the percentage of ownership will be assuming completion of the sale of all shares in our initial public offering, which we can't guarantee.  The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

			Percentage of Ownership
	No. of Shares	No. of Shares	Before	After
Name and Address of Beneficial Owner	Before Offering	After Offering	Offering	Offering

Feize Zhang Room 3207, New World Center, 6009 Yitian Road, Futian District, Shenzhen, PR China	27,510,000	27,510,000	27.51%	27.24%

Jingfeng Lv Room 501-505, Lantian International Building, 59 Changjiang Road, Development District, Yantai, PR China	6,000,000	6,000,000	6.00%	5.94%

Ming Cheung Room 3207, New World Center, 6009 Yitian Road, Futian District, Shenzhen, PR China	1,220,000	1,220,000	1.22%	1.21%

Glory Knight International Limited (1) 4C, BLK 32, Parc Versailles, Tai Po, New Territories, Hong Kong	12,000,000	12,000,000	12.00%	11.88%

Man Peng	5,628,000	5,628,000	5.63%	5.57%

All Officers and Directors as a Group	34,730,000	34,730,000	34.73%	34.39%

(1)
Glory Knight International Limited is a limited partnership formed in the British Virgin Islands and is an unrelated third party, which purchased its shares in a private placement of our securities. Glory Knight is wholly owned by Mr. Poon-ho Chik, 4C, Blk 32, Parc Versailles, Tai Po, New Territories, Hong Kong. The shares were issued in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933. These securities were issued to unrelated parties of the registrant and bear a restrictive legend.

Future Sales by Existing Stockholders

A total of 100,000,000 shares have been issued to the existing stockholders, and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition. Any sale of shares held by the existing stockholders (after applicable restrictions expire) and/or the sale of shares purchased in our initial public offering (which would be immediately resalable after the offering), may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance.

Changes in Control

There are no arrangements, known to the Registrant, including any pledge by any person of securities of the Registrant which may at a subsequent date result in a change in control of the Registrant.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than as disclosed below, none of our present directors, officers or principal shareholders, nor any family member of the foregoing, nor any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

Amount Due from a Related Party

As of December 31, 2010 and 2009, amount due from a related party represented temporary advances made to Mr. Lv Jingfeng, the director of a subsidiary, SSIC, which was unsecured, interest-free and repayable in the next twelve months. The balance was repaid in full in April 2010 and there are no amounts due from any related parties as of December 31, 2010.

Amount Due to a Related Party

As of December 31, 2010 and 2009, amount due to a related party were $161,491 and $29,252 respectively. These represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant. The amount due to Mr. Zhang increased significantly from $29,252 at December 31, 2009 to $161,491 at December 31, 2010, mainly due to advances Mr. Zhang making to us to cover expenses associated with the preparation and filing of our initial registration of securities and our initial public offering, with the majority being attributed to auditor fees and travel expenses.

Director Independence
We are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.

Since we are not currently subject to corporate governance standards relating to the independence of our directors, we choose to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors (NASDAQ Marketplace Rule 4200).  The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company.

We do not have any independent directors under the above definition.  We presently do not have an audit committee, compensation committee, nominating committee, executive committee of our Board of Directors, stock plan committee or any other committees.

Item 14. Principal Accountant Fees and Services.

Audit Fees

For the fiscal year ended December 31, 2010, HKCMCPA Company Limited billed US$60,000 for the audit of our annual financial statements, the review of our Form 10-Q filings and for the review of our registration statements.

For the fiscal year ended December 31, 2009, HKCMCPA Company limited billed US$60,000 for the audit of our annual financial statements, the review of our Form 10-Q filings and for the review of our registration statements.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2010 and 2009.

Tax Fees

For the fiscal years ended December 31, 2010 and 2009, HKCMCPA Company Limited billed no fees for tax compliance, tax advice and/or tax planning services.

All Other Fees

There were no fees billed by HKCMCPA Company Limited, other than for the services described above, for fiscal years 2010 and 2009.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our audit committee obtains an estimate for the service to be performed.  The audit committee in accordance with procedures for the company approved all of the services described above.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.

Tax fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All other fees consist of the aggregate fees billed for products and services provided by our independent auditors and not otherwise included in Audit Fees, Audit Related fees or Tax Fees.

Item 15. Exhibits.

(a) The following listed exhibits are filed as a part of this annual report:

Exhibit No.	Description

10.14	Termination Agreement between Penglai XinGuan Investment Limited and Jinhai Mine Underground Engineering Limited
10.15	Construction Project Agreement between Penglai XinGuan Investment Limited and Wenzhou Mine Engineering Construction Group Co. Ltd.
23.1	Consent of Auditors
31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Accounting Officer*
32.1	Certification pursuant to 18 USC, section 1350 of Principal Executive Officer*
32.2	Certification pursuant to 18 USC, section 1350 of Principal Accounting Officer*

The following exhibits marked with one asterisk have been omitted from this filing, are incorporated herein by this reference and can be found in their entirety in our original Form S-1 registration statement filed on July 2, 2010. The following exhibits marked with two asterisks have been omitted in this filing, are incorporated herein by this reference and can be found in their entirety in our Form S-1/A-1 filed on September 22, 2010. The following exhibits marked with three asterisks have been omitted in this filing, are incorporated herein by this reference and can be found in their entirety in our Form S-1/A-2 filed on October 26, 2010. All documents listed can be found on the SEC website at www.sec.gov under our CIK Number 0001493893.:

Exhibit No.	Description

2	* Share Exchange Agreement
3.1	* Articles of Incorporation
3.2	* Bylaws
4	* Form of Common Stock Certificate
5	* Opinion of Michael M. Kessler, Esq. re: Legality (** Amended Opinion filed with Form S1/A-1 on September 22, 2010)
10.1	* Operating Lease Agreement for Cunliji Gold Mine
10.2	* Acquisition Agreement for Cunliji Gold Mine
10.3
* Option Agreement to Purchase Equity Interests by and among Shoujin Business Consulting (Shenzhen), Shenzhen ShouGuan Investment Limited, Yantai JinGuan Investment Limited and Penglai XinGuan Investment Limited

10.4	* Equity Pledge Agreement
10.5	* Operating Agreement
10.6	* Exclusive Technical Service and Business Consulting Agreement
10.7	* Proxy Agreement
10.9	* Office Lease - Yantai, China
10.10	* Office Lease - Shenzhen, China
10.11	** Master Agreement between Penglai City Gold Mining Holding Co. Limited and Penglai XinGuan Investment Limited
10.12	** Construction Project Agreement between Penglai XinGuan Investment Limited and Jinhai Mine Underground Engineering Limited
10.12(a)	***Renewed Construction Project Agreement to extend one year term to August 28, 2011
10.13	** Gold Concentrate Processing Agreement between XinGuan and Shandong Humon Smelting Co., Ltd.
14	* Code of Ethics
21	* List of Subsidiaries/Variable Interest Entities of Registrant
23.2	* Consent of Michael M. Kessler, Esq. (see Exhibit 5)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China ShouGuan Mining Corporation , Registrant By: /s/ Feize Zhang ___________________________________________ Feize Zhang, Chairman and Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated on April 14, 2011.

China ShouGuan Mining Corporation , Registrant

By:           /s/ Feize Zhang
Feize Zhang, Chairman and Principal Executive Officer

By:          /s/  Ming Cheung
Ming Cheung, Principal Financial Officer, Secretary and Director

CHINA SHOUGUAN MINING CORPORATION

HKCMCPA Company Limited
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
China ShouGuan Mining Corporation

We have audited the accompanying consolidated balance sheets of China ShouGuan Mining Corporation and its subsidiaries (“the Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive income (loss), cash flows and changes in stockholders’ equity for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ HKCMCPA Company Limited
(Formerly ZYCPA Company Limited)
Certified Public Accountants

Hong Kong, China
April 13, 2011

9 FLOOR, CHINACHEM HOLLYWOOD CENTRE, 1-13 HOLLYWOOD ROAD, CENTRAL, HONG KONG
Tel: (852) 2573 2296  Fax: (852) 2384 2022                                                                      http://www.kkempcpa.us

CHINA SHOUGUAN MINING CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 and 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,425,494	$598,288
Accounts receivable	372,488	32,557
Amount due from a related party	1,285	102,381
Deposits and prepayments	85,892	42,889
Total current assets	2,885,159	776,115

Non-current assets:
Rental deposit	4,234,853	2,925,174
Property, plant and equipment, net	344,750	227,948
Construction in progress	125,454	80,081
TOTAL ASSETS	$7,590,216	$4,009,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$258,011	$224,429
Amount due to a related party	161,491	29,252
Income tax payable	320,600	28,528
Loans payable, unsecured	-	2,705,786
Accrued liabilities and other payable	142,945	207,377
Total current liabilities	883,047	3,195,372

Long-term liabilities
Loans payable, unsecured	3,312,260	-

Total liabilities	4,195,307	3,195,372

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized; 100,000,000 shares issued and outstanding, respectively	10,000	10,000
Additional paid-in capital	1,476,708	1,476,708
Statutory reserve	307,458	8,554
Accumulated other comprehensive income	101,517	9,289
Retained earnings (accumulated deficit)	1,499,226	(690,605)

Total stockholders’ equity	3,394,909	813,946

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,590,216	$4,009,318

See accompanying notes to consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2010	2009

Revenues, net
- Product sales	$3,927,051	$1,142,818
- Service income	2,525,440	-
Total revenues, net	6,452,491	1,142,818

Cost of revenue	(1,746,445)	(915,775)

Gross profit	4,706,046	227,043

Operating expenses:
General and administrative	(1,271,350)	(878,169)
Total operating expenses	(1,271,350)	(878,169)

Income (loss) from operations	3,434,696	(651,126)

Other income :
Interest income	3,684	1,697

Income (loss) before income taxes	3,438,380	(649,429)

Income tax expense	(949,645)	(28,513)

NET INCOME (LOSS)	$2,488,735	$(677,942)

Other comprehensive income:
- Foreign currency translation gain	92,228	10,308

COMPREHENSIVE INCOME (LOSS)	$2,580,963	$(667,634)

Net income (loss) per share - Basic and diluted	$0.02	$(0.01)

Weighted average common shares outstanding	100,000,000	100,000,000

See accompanying notes to consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

	Year ended December 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,488,735	$(677,942)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	46,450	10,790
Changes in operating assets and liabilities:
Accounts receivable	(330,477)	(32,539)
Deposits and prepayments	(41,177)	(42,866)
Accounts payable	25,293	224,308
Income tax payable	284,211	28,513
Accrued liabilities and other payable	(67,731)	207,414

Net cash provided by (used in) operating activities	2,405,304	(282,322)

Cash flows from investing activities:
Rental deposit	(1,180,159)	(2,923,600)
Purchase of plant and equipment	(148,055)	(238,616)
Payments on construction in progress	(46,333)	(80,038)

Net cash used in investing activities	(1,374,547)	(3,242,254)

Cash flows from financing activities:
Proceeds from loans payable	1,180,159	2,704,330
Capital contribution from shareholders	-	1,048,988
Repayment to loans payable	(678,591)	-
Repayment from (advance to) a related party	235,384	(80,399)

Net cash provided by financing activities	736,952	3,672,919

Effect of exchange rate changes on cash and cash equivalents	59,497	1,195

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,827,206	149,538

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	598,288	448,750

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,425,494	$598,288

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$665,713	$-
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in capital	Statutory reserve	Accumulated other comprehensive (loss) income	(Accumulated deficit) retained earnings	Total stockholders’ equity
	No. of shares	Amount

Balance as of January 1, 2009	100,000,000	$10,000	$436,583	$-	$(1,019)	$(4,109)	$441,455

Contribution from shareholders	-	-	1,040,125	-	-	-	1,040,125
Appropriation to statutory reserve	-	-	-	8,554	-	(8,554)	-
Foreign currency translation adjustment	-	-	-	-	10,308	-	10,308
Net loss for the year	-	-	-	-	-	(677,942)	(677,942)
Balance as of December 31, 2009	100,000,000	$10,000	$1,476,708	$8,554	$9,289	$(690,605)	$813,946

Appropriation to statutory reserve	-	-	-	298,904	-	(298,904)	-
Foreign currency translation adjustment	-	-	-	-	92,228	-	92,228
Net income for the year	-	-	-	-	-	2,488,735	2,488,735

Balance as of December 31, 2010	100,000,000	$10,000	$1,476,708	$307,458	$101,517	$1,499,226	$3,394,909

See accompanying notes to consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.         ORGANIZATION AND BACKGROUND

China ShouGuan Mining Corporation (“CSMC” or “the Company”) was incorporated in the State of Nevada on May 4, 2010.

The Company, through its subsidiaries and variable interest entities, is principally engaged in the project management of gold mining operations in China. In May 2009, the Company commenced its first project, the Cunli Ji Mine which is located in Shandong Province, the People Republic of China (“PRC”).

Business background

The Company was founded by a number of professionals and experts who specialize in mining technologies, mining resources management and financial and strategic management. The Company focuses on existing gold mine projects in Shandong province of the PRC. These potential targets are mostly run with low productively because of inadequate funds and primitive technologies. The Company positions to re-engineer and redevelop these gold mines through transfer of advanced exploration and mining technologies, capital injection and effective management. The business model includes sourcing of early stage gold mines with good profit potential, conducting feasibility studies to identify suitable projects, leasing the suitable mining sites and facilities and managing the mining operations on these selected sites, with the goal of acquiring the mine if the operations proved to be satisfactory under the Company’s criteria.

Revenue is generated from the sales of non-refined gold concentrates, which is the principal raw material used in gold smelting operation to produce gold bar or product. The Company dig out chunks of mineral rocks from our mining site and undergoes a series of physical processes, including crushing, screening, grinding and scanning to produce gold concentrates. All the above processes are outsourced to independent third party contractors and the Company does not take possession of the mineral rocks during the whole processes. The Company only takes possession of the gold concentrates when they are sold to smelters and the selling prices are determined from two factors, the amount of gold in the gold concentrates and the price of gold at the date of sales. The amount of gold in the gold concentrates is determined and agreed between the Company and the smelters whereas the selling price is determined according to the official gold price at the time of sales as indicated by the Shanghai Gold Exchange (http://www.sge.sh, an entity governed by the PRC Government).

Reorganization

On June 23, 2010, the Company entered into a stock exchange transaction with the shareholders of Bei Sheng Limited (“BSL”), whereby the Company issued 100,000,000 shares of common stock in exchange for 100% of the ownership interest in BSL, for the purpose of re-domiciling BSL as a Nevada corporation in the United States. As a result of the share exchange transaction, BSL became a wholly-owned subsidiary of the Company. Unless otherwise indicated, all references to the Company throughout the financial statements include the operations of BSL and its subsidiaries and variable interest entities (“VIEs”).

BSL was incorporated in the British Virgin Islands (the “BVI”) on December 17, 2009 as a limited liability company with registered share capital of $50,000, divided into 50,000 common shares of US$1 par value each, for the purpose of holding 100% equity interest in Golden Wide International Limited (“GWIL”).

GWIL was incorporated in the Hong Kong Special Administrative Region (“Hong Kong”) on June 18, 2009 as a limited liability company with authorized share capital of $10,000, divided into 10,000 ordinary shares of $0.13 (equivalent to Hong Kong Dollars (“HK$”) HK$1) par value each. GWIL formed Shoujin Business Consulting (Shenzhen) Limited (“SBCL”) as a wholly foreign-owned enterprise under the laws of the People’s Republic of China (the “PRC”) on April 23, 2010. SBCL has a registered capital of RMB100,000 and is principally engaged in the provision of business consulting service in the PRC.

The Company, through SBCL entered into and consummated certain contractual arrangements with Shenzhen Shouguan Investment Co., Ltd (“SSIC”), JinGuan and XinGuan on May 15, 2010. As a

CHINA SHOUGUAN MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

result of these contractual arrangements, which obligates SBCL to absorb a majority of the risk of loss from the activities of SSIC, JinGuan and XinGuan and enables SBCL to receive a majority of its expected residual returns, the Company accounts for SSIC, JinGuan and XinGuan and its subsidiaries as a variable interest entity (“VIE”) under Accounting Standards Codification (“ASC”) Topic 810-10-5-8, “Variable Interest Entities”. (“VIE Arrangement”).

Details of subsidiaries and VIEs

The details of the Company’s subsidiaries and VIEs are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/registered share capital	Effective interest held

Bei Sheng Limited (“BSL”)	British Virgin Islands, a limited liability company	Investment holding in GWIL and provision of mining technical advice	50,000 issued shares of US$1 each	100%

Golden Wide International Limited (“GWIL”)	Hong Kong, a limited liability company	100%-investment holding in SBCL and provision of mining technical advice	10,000 issued ordinary shares of HK$1 each	100%

Shoujin Business Consulting (Shenzhen) Limited (“SBCL”)	The PRC, a limited liability company	Provision of consulting service in the PRC	RMB100,000	100%

Shenzhen Shouguan Investment Co., Ltd (“SSIC”) #	The PRC, a limited liability company	99%-investment holding in JinGuan	RMB10,180,000	N/A

Yantai JinGuan Investment Limited (“JinGuan”) #	The PRC, a limited liability company	100%-investment holding in XinGuan, provision of mining consulting service	RMB5,000,000	N/A

Penglai XinGuan Investment Limited (“XinGuan”) #	The PRC, a limited liability company	Exploration, drilling, mining and sale of gold products	RMB29,000,000	N/A

#           represents variable interest entity (“VIE”)

The Company and its subsidiaries and VIEs are hereinafter collectively referred to as (“the Company”).

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

●	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amount of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

●	Basis of consolidation

The consolidated financial statements include the accounts of CSMC, its subsidiaries and VIEs. All

CHINA SHOUGUAN MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

inter-company balances and transactions between the Company and its subsidiaries and VIEs have been eliminated upon consolidation.

The Company has adopted the ASC Topic 810-10-5-8, “Variable Interest Entities”. ASC Topic 810-10-5-8 requires a variable interest entity or VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of the VIEs’ residual returns.

● Variable interest entity

On May 15, 2010, the Company’s subsidiary, SBCL entered into a series of agreements (“VIE agreements”) amongst SSIC, JinGuan, XinGuan and the individual owners of SSIC, JinGuan and XinGuan and details of the VIE agreements are as follows :

1.
Exclusive Technical Service and Business Consulting Agreement, SBCL has the exclusive right to provide to SSIC, JinGuan and XinGuan consulting services, including operational management, human resources management, research and development of the technologies related to the operations of SSIC, JinGuan and XinGuan. SSIC, JinGuan and XinGuan pays to SBCL annually consulting service fees in an amount equals to all of their revenue for such year. These agreements run for 10 year terms and are subject to automatic renewal for an additional 10 year term provided that no objection is made by both parties on the renewal.

2.	Exclusive Option Agreement, SBCL has the option to purchase SSIC, JinGuan and XinGuan all assets and ownership at any time.

3.
Equity Pledge Agreement, SSIC, JinGuan and XinGuan agree to pledge their legal interest to SBCL as a security for the obligations under the Exclusive Technical Service and Business Consulting Agreement.

4.	Proxy Agreement, SSIC, JinGuan and XinGuan irrevocably grant and entrust SBCL the right to exercise its voting and other stockholder’s right.

5.	Operating Agreement, SBCL agrees to participate in the operations of SSIC, JinGuan and XinGuan in different aspects.

With the above agreements, SBCL demonstrates its ability to control SSIC, JinGuan and XinGuan as the primary beneficiaries and the operating results of the VIEs was included in the consolidated financial statements for the years ended December 31, 2010 and 2009.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The Company maintains cash accounts with various financial institutions in the PRC. As of December 31, 2010, the Company has cash concentration risk of $2,287,930 which is held and insured by China Merchant Bank, a financial institution in the PRC.

●	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. For the years ended December 31, 2010 and 2009, no allowance for doubtful accounts was provided.

CHINA SHOUGUAN MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Expected useful lives	Residual value
Plant and machinery	10 years	5%
Motor vehicles	5 years	5%
Office equipment	3-5 years	5%

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

●	Construction in progress

Construction in progress is stated at cost, which includes the costs of self-constructed assets, including mine development assets during the construction phase. Indirect overhead costs are not included in the cost of self-constructed assets. Construction in progress is not depreciated until such time as the assets are completed and put into operational use. No capitalized interest is incurred during the period of construction. Total estimated construction cost of mining development facility is approximately $181,494 and the construction project is expected to be fully completed in the second quarter of 2011.

●	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment and construction in progress held by the Company are annually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. Future cash flows are based on estimated quantities of gold and other recoverable metals, expected price of gold and other commodity (considering current and historical prices, price trends and related factors), production levels and cash costs of production, capital and reclamation costs, all based on detailed engineering life-of-mine plans. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

Numerous factors including, but not limited to, such things as unexpected grade changes, gold recovery problems, shortages of equipment and consumables, equipment failures, and collapse of pit walls, could impact our ability to achieve forecasted production schedules from proven and probable reserves. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions used in the cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically. There has been no impairment charge for the years presented.

●	Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

(a)         Product sales

The Company derives revenues from the sales of non-refined gold concentrate to smelters, whereas the

CHINA SHOUGUAN MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

smelter usually takes 6 days for the production from non-refined gold concentrate to gold bullion. The Company generally recognizes its revenues, net of value-added taxes ("VAT") at the time of gold bullion is produced by the smelter and its selling price is determined by the market value of gold bullion quoted by the Shanghai Gold Exchange.

The Company is subject to VAT which is levied on the standard gold products at the standard rate of 17% on the invoiced value of sales. The Company’s VIE, XinGuan is granted with a preferential tax treatment under the Chinese tax law of the “Notice from Ministry of Finance and State Tax Bureau in Relation to Exemption of Value Added Tax on Gold Production” and “Notice regarding issues on Tax Policy on Gold Transaction”, whereas gold produced and sold by gold mining and smelting enterprises are exempted from VAT.

(b)         Service revenue

Service revenue is primarily derived from the provision of mining consulting and technical services that are not an element of an arrangement for the sale of products. These services are generally billed on a fixed  rate or time-cost plus basis, for a period of service time from 6 months to 2 years. Revenue is recognized, net of business taxes when service is rendered and accepted by the customers.

(c)         Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

●	Cost of revenue

Cost of revenues consists primarily of direct material, direct labor, sub-contracting mining fee, smelting and extracting fee and other operating overhead, which are directly attributable to the sales of gold concentrate and rendering of services. Shipping and handling costs, associated with the distribution of finished products, are borne by the customers.

●	Advertising expense

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred no advertising expense for the years ended December 31, 2010 and 2009, respectively.

●	Resource compensation fees

In accordance with the relevant regulations under the Chinese Law, a company that is engaged in exploiting mineral resources is required to pay a resource tax and resources compensation levy to the local government as the compensation for the depletion of mineral resources. Pursuant to “Provisional Regulations on Resources Tax of the PRC” and “Administrative Rules on the Levy of Mineral Resources Compensation”, the amounts of the resource tax and resources compensation levy are computed on the basis of the sales revenue of mineral products. The Company is required to pay resource compensation fees of $64,856 and $10,180 for the years ended December 31, 2010 and 2009, respectively.

●	Environmental costs

The PRC has adopted extensive environmental laws and regulations that affect the operations of the mining industry. The outcome of environmental liabilities under proposed or future environmental legislation cannot be reasonably estimated at present, and could be material. Under existing legislation, however, the Company management believes that there are no probable liabilities that will have a material adverse effect on the financial position of the Company.

CHINA SHOUGUAN MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statement of stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●	Income taxes

The Company adopts the ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the years ended December 31, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2010 and 2009, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority. For the year ended December 31, 2010, the Company filed and cleared 2009 tax return with its local tax authority in the PRC.

●	Net income (loss) per share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

●	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The reporting currency of the Company is United States Dollars ("US$"). The Company's subsidiary in the PRC maintain its books and records in its local currency, Renminbi Yuan ("RMB"), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries and VIEs whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries and VIEs are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

CHINA SHOUGUAN MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective year:

	2010	2009
Year-end RMB:US$1 exchange rate	6.6118	6.8372
Annual average RMB:US$1 exchange rate	6.8372	6.8409

●	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended December 31, 2010 and 2009, the Company operates in two reportable operating segments in the PRC.

●	Fair value of financial instruments

The carrying value of the Company’s financial instruments include cash and cash equivalents, amounts due from (to) related parties, deposits and prepayments, accounts payable, income tax payable, accrued liabilities and other payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company’s loans payable approximated its fair value based on the current market prices or interest rates for similar debt instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

	Level 1 : Observable inputs such as quoted prices in active markets;

	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

	Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

●	Reclassification

Certain prior year amounts have been reclassified to confirm to the current period presentation. These reclassifications have no impact on previously reported financial position, results of operations or cash flows.

CHINA SHOUGUAN MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-14 to amend ASC 605 “Revenue Recognition.” The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. The amendments in ASU 2009-14 will be effective for the fiscal years beginning January 1, 2011. The Company believes that ASU 2009-13 will not have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13 amending ASC 605 related to revenue arrangements with multiple deliverables. Among other things, ASU 2009-13 provides guidance for entities in determining the accounting for multiple deliverable arrangements and establishes a hierarchy for determining the amount of revenue to allocate to the various deliverables. The amendments in ASU 2009-13 will be effective for the fiscal years beginning January 1, 2011. The Company believes that ASU 2009-13 will not have a material impact on its consolidated financial statements

In January 2010, the FASB issued further guidance under ASC No. 820, “Fair Value Measurements and Disclosures” ("ASC 820"). ASC 820 requires disclosures about the transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). ASC 820 is effective for the fiscal years and interim periods beginning after December 15, 2010. The Company will adopt the update on January 1, 2011 and expects that ASC 820 will not have a material impact on its consolidated financial statements.

3.         AMOUNT DUE FROM A RELATED PARTY

As of December 31, 2010 and 2009, amount due from a related party represented temporary advances made to Mr. Lv Jingfeng, the director of a subsidiary, SSIC, which was unsecured, interest-free and repayable in the next twelve months.

4.         DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following:

	As of December 31,
	2010	2009

Advances to employees	$11,490	$24,643
Prepaid operating expenses	6,846	7,395
Prepaid government levy	30,248	-
Prepaid financing costs	24,956	-
Deposits	12,005	7,245
Other receivable	347	3,606
	$85,892	$42,889

5.         RENTAL DEPOSIT

The Company’s first project, the Cunli Ji Gold Mine, began in May 2009 and is operated and managed by the subsidiary, XinGuan. On May 4, 2009, the Company, through its VIE, XinGuan entered into an operating lease agreement with Penglai City Gold Mining Holding Co. Ltd (“PCGM”). Pursuant to the operating lease agreement, XinGuan agreed to lease and manage the gold mine for a term of 20 months,

CHINA SHOUGUAN MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

with a rental deposit of $2,925,174 (equivalent to RMB 20 million). Also, XinGuan agreed to acquire the gold mine for a purchase consideration of $5,089,803 (equivalent to RMB 34.8 million) under the acquisition agreement, if the following conditions are satisfied upon the expiry of the operating lease agreement: 1) the satisfaction of certain level of the monthly production capacity and 2) the production management of the mine reaches ISO (or equivalent) standard. If the conditions are not met and the acquisition does not close, the deposit will be refunded in full.

On June 18, 2010, XinGuan agreed to pay an additional $1,309,679 as rental deposit to Penglai City Gold Mining Holding Co. Ltd upon the satisfaction of the mining operating performance.

On January 3, 2011, the Company and PCGM mutually agreed to extend the lease term of the Cunliji gold mine for an additional six months expiry on July 3, 2011 with all terms and conditions to remain unchanged and granted the waiver of 12-months’ rental charge for 2010 fiscal year under the operating lease agreement. The administration in the transfer of the mining license is in process by the relevant authority. As of December 31, 2010, the rental deposit is considered as non-current asset, accordingly.

6.         PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	As of December 31,
	2010	2009

Plant and machinery	$134,629	$107,252
Motor vehicles	181,455	86,962
Office equipment	75,456	44,401
Foreign translation adjustment	11,997	129
	403,537	238,744
Less: accumulated depreciation	(57,246)	(10,790)
Less: foreign translation adjustment	(1,541)	(6)
Plant and equipment, net	$344,750	$227,948

Depreciation expense for the years ended December 31, 2010 and 2009 were $46,450 and $10,790, respectively.

7.         AMOUNT DUE TO A RELATED PARTY

As of December 31, 2010 and 2009, amount due to a related party represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

CHINA SHOUGUAN MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

8.         LOANS PAYABLE, UNSECURED

Loans payable consist of the following:

	As of December 31,
	2010	2009

Loans payable to 3 individuals in the PRC, unsecured:

Equivalent to RMB4,650,000 (2009: RMB9,250,000) with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2012	$703,288	$1,352,893

Equivalent to RMB9,250,000 with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2012	1,399,014	1,352,893

Equivalent to RMB8,000,000 with interest rate at 5.18% per annum, payable at its maturity, due June 14, 2012	1,209,958	-
Total:	$3,312,260	$2,705,786

During the year ended December 31, 2010, the loans payable are subject to further extension due in 2012 fiscal year.

9.         ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued liabilities and other payable consist of the following:

	As of December 31,
	2010	2009

Salaries payable	$63,748	$40,478
Accrued operating expenses	20,043	160,926
Other payables	59,154	5,973
	$142,945	$207,377

10.         STOCKHOLDERS’ EQUITY

On June 23, 2010, the Company entered into a stock exchange transaction and issued a total of 100,000,000 shares of common stock, for the purpose of re-domiciling BSL as a Nevada corporation in the United States.

Pursuant to stock exchange transaction on June 23, 2010, the weighted average number of common shares issued and outstanding of 100,000,000 shares was adjusted to account for the effects of the stock exchange transaction as re-domiciling BSL as a Nevada corporation as fully described in Note 1, for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented.

As of December 31, 2010, the Company had a total of 100,000,000 shares of its common stock issued and outstanding.

CHINA SHOUGUAN MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

11.         INCOME TAXES

For the years ended December 31, 2010 and 2009, the local (United States) and foreign components of income (loss) from operations before income taxes were comprised of the following:

	Years ended December 31,
	2010	2009
Tax jurisdictions from:
- Local	$-	$-
- Foreign	3,438,380	(649,429)
Income (loss) before income taxes	$3,438,380	$(649,429)

The provision for income taxes consisted of the following:

	Years ended December 31,
	2010	2009
Current:
- Local	$-	$-
- Foreign	949,645	28,513

Deferred:
- Local	-	-
- Foreign	-	-
Income tax expense	$949,645	$28,513

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, BVI, Hong Kong and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America.

British Virgin Island

Under the current BVI law, BSL is not subject to tax on its income or profits. For the years ended December 31, 2010 and 2009, BSL generated an operating income of $36,320 and suffered from operating loss of $161,269.

Hong Kong

GWIL is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. For the years ended December 31, 2010 and 2009, GWIL suffered from an operating loss of $26,417 and $1,522.

CHINA SHOUGUAN MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The PRC

The Company generated its income from its subsidiaries and VIEs operating in the PRC for the years ended December 31, 2010 and 2009. All entities in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. A reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2010 and 2009 is as follows:

	Years ended December 31,
	2010	2009

Income (loss) before income taxes	$3,428,477	$(486,638)
Statutory income tax rate	25%	25%
Income tax expense at the statutory rate	857,119	(121,660)
Net operating loss not recognized as deferred tax asset	96,096	96,745
Net operating loss carryforward	(37,648)	-
Non-deductible item	31,456	53,428
Tax adjustments	2,622	-
Income tax expense	$949,645	$28,513

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2010 and 2009:

	As of December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards from the PRC	$165,208	$97,827
Less: valuation allowance	(165,208)	(97,827)
Deferred tax assets	$-	$-

As of December 31, 2010, the Company incurred $660,835 of aggregate net operating loss carryforward available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $165,208 on the expected future tax benefits from the net operating loss carryforward as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended December 31, 2010, the valuation allowance was increased by $67,381, primarily relating to net operating loss carryforward in the foreign tax regime.

12.         NET INCOME (LOSS) PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net income per share. The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2010 and 2009:

	Years ended December 31,
	2010	2009

Net income (loss) attributable to common stockholders	$2,488,735	$(677,942)

Weighted average common shares outstanding	100,000,000	100,000,000

Basic net income (loss) per share	$0.02	$(0.01)
Diluted net income (loss) per share	$0.02	$(0.01)

CHINA SHOUGUAN MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

13.         CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of its subsidiaries and VIEs in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $30,013 and $19,663 for the years ended December 31, 2010 and 2009, respectively.

14.         STATUTORY RESERVE

Under the PRC Law, the Company’s subsidiary and variable interest entities in the PRC are required to make appropriation to the statutory reserve based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

For the years ended December 31, 2010 and 2009, the Company contributed $298,904 and $8,554 to statutory reserve, respectively.

15.           SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments, as defined by ASC Topic 280:

Mining management business – project management of gold mining operations;

Mining technical service business – provision of mining consulting and technical services.

The Company operates these business segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the years presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company has no inter-segment sales for the years ended December 31, 2010 and 2009. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the years ended December 31, 2010 and 2009:

	Year ended December 31, 2010
	Mining management business	Mining technical service business	Total
Operating revenues, net:
- Products	$3,927,051	$-	$3,927,051
- Service	-	2,525,440	2,525,440
Total operating revenues	3,927,051	2,525,440	6,452,491
Cost of revenues	(1,547,462)	(198,983)	(1,746,445)

Gross profit	2,379,589	2,326,457	4,706,046
Depreciation	41,264	5,186	46,450
Total assets	7,371,445	218,771	7,590,216
Expenditure for long-lived assets	$116,929	$77,458	$194,388

	Year ended December 31, 2009
	Mining management business	Mining technical service business	Total
Operating revenues, net:
- Products	$1,142,818	$-	$1,142,818
- Service	-	-	-
Total operating revenues	1,142,818	-	1,142,818
Cost of revenues	(915,775)	-	(915,775)

Gross profit	227,043	-	227,043
Depreciation	10,790	-	10,790
Total assets	4,009,318	-	4,009,318
Expenditure for long-lived assets	$318,654	$-	$318,654

CHINA SHOUGUAN MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

16.         CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the years ended December 31, 2010 and for 2009, the customers who account for 10% or more of the Company’s revenues and its outstanding balance at year-end date, are presented as follows:

		Year ended December 31, 2010		December 31, 2010
Customer		Revenue	Percentage of revenue	Accounts receivable, trade

Customer A		$3,927,051	61%	$372,488
Customer B		2,360,602	37%	-

	Total:	$6,287,653	98%	$372,488

		Year ended December 31, 2009		December 31, 2009
Customer		Revenue	Percentage of revenue	Accounts receivable, trade

Customer A		$923,462	81%	$32,557
Customer B		219,356	19%	-

	Total:	$1,142,818	100%	$32,557

(b)         Major vendors

For the years ended December 31, 2010 and for 2009, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at year-end date, are presented as follows:

		Year ended December 31, 2010		December 31, 2010
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$478,221	37%	$22,876
Vendor B		342,879	27%	34,112

	Total:	$821,100	64%	$56,988

		Year ended December 31, 2009		December 31, 2009
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$272,611	37%	$50,901
Vendor B		221,277	30%	31,261

	Total:	$493,888	67%	$82,162

CHINA SHOUGUAN MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the years ended December 31, 2010 and 2009, 100% of the Company’s purchases were derived from vendors located in the PRC.

(c)         Credit risk

Financial instruments that are potentially subject to credit risk consist principally of accounts receivables. The Company believes the concentration of credit risk in its accounts and retention receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. Credit is extended based on evaluation of a customer's financial condition. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

(d)         Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and RMB. If RMB depreciates against US$, the value of RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

(e)         Economic and political risks

The Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

(f)         Industry risks

The Company's mining operations are subject to extensive national and local governmental regulations in China, which regulations may be revised or expanded at any time. Generally, compliance with these regulations requires the Company to obtain permits issued by government regulatory agencies. Certain permits require periodic renewal or review of their conditions. The Company cannot predict whether it will be able to obtain or renew such permits or whether material changes in permit conditions will be imposed. The inability to obtain or renew permits or the imposition of additional conditions could have a material adverse effect on the Company's ability to develop and operate its mines.

(g)         Risk on changing price in gold

At present, the price of gold in the PRC is generally in line with the price of gold in the international market. There are many factors influencing the price of gold in the international market, including the international economic situation (in particular the economic situation in the US), petroleum prices, fluctuations in the exchange rates of the US dollar, fluctuations in the stock and other financial investment markets and various political, military, social and economic contingencies. These factors are beyond the control of the Company. Changes in the prices of the gold in the PRC and in the exchange rate of RMB as a result of these may adversely affect the operating results of the Company. Under the relevant PRC laws and regulations, hedging activities presently are not permitted in gold tracing in the PRC market. The Company has not been involved in hedging transactions or any alternative measures to manager the potential price risk.

CHINA SHOUGUAN MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

17.         COMMITMENTS AND CONTINGENCIES

The Company is committed under several non-cancelable operating leases for office premises and mine operating rights with the terms ranging from 20 months to 2 years, with fixed monthly rentals, due through July 2011. Total rent expenses for the years ended December 31, 2010 and 2009 was $65,314 and $172,023, respectively.

As of December 31, 2010, the Company has the aggregate future minimum rental payments of $101,908 due under various non-cancelable operating leases in the next twelve months

18.         SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2010 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

On January 3, 2011, the Company, through its VIE entered into a supplemental agreement ("the Agreement") with Penglai City Gold Mining Holding Co. Ltd. ("PCGM"), a third party company in China, pursuant to which both parties mutually agreed to extend the lease term of the Cunliji gold mine for an additional six months ending July 3, 2011 with all terms and conditions to remain unchanged. The reason for the extension is that the title transfer of the mining license of the Cunliji gold mine to XinGuan is still in progress. The Agreement is a supplemental agreement to the previously signed Operating Lease Agreement made between XinGuan and PCGM on May 4, 2009, pursuant to which XinGuan agreed to lease the Cinliji gold mine for a period of 20 months from May 4, 2009 to January 3, 2011.