Form 10-Q
period 2011-03-31
CHINA SHOUGUAN MINING Corp
filed 2011-05-20
CIK 1493893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER THE SECURITIES EXCHANGE ACT OF 1933
For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐           Accelerated filer ☐          Non-accelerated filer ☐             Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of March 31, 2011, there were 100,000,000 shares of our common stock issued and outstanding. Our common stock is not currently listed and trading on any exchange. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the $0.0001 par value price per share paid for the shares is approximately $5,918.

FORM 10-Q

China ShouGuan Mining Corporation

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA SHOUGUAN MINING CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 (Audited)	F-2

Condensed Consolidated Statements of Operations And Comprehensive Income for the Three Months ended March 31, 2011 and 2010	F-3

Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2011 and 2010	F-4

Condensed Consolidated Statement of Stockholders’ Equity for the Three Months ended March 31, 2011	F-5

Notes to Condensed Consolidated Financial Statements	F-6 – F-17

CHINA SHOUGUAN MINING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,284,733	$2,425,494
Accounts receivable, trade	279,055	372,488
Amount due from a related party	1,284	1,285
Deposits and prepayments	182,870	85,892
Other receivables	933,136	-
Total current assets	2,681,078	2,885,159

Non-current assets:
Rental deposit	4,261,731	4,234,853
Prepaid mining rights	3,805,117	-
Prepayment for mining equipment	2,249,585	-
Property, plant and equipment, net	374,115	344,750
Construction in progress	126,250	125,454
TOTAL ASSETS	$13,497,876	$7,590,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$239,300	$258,011
Amount due to a related party	324,600	161,491
Income tax payable	187,568	320,600
Note payable	1,923,867	-
Short-term borrowing	3,000,000	-
Accrued liabilities and other payable	144,626	142,945

Total current liabilities	5,819,961	883,047

Long-term liabilities:
Loans payable, unsecured	3,813,894	3,312,260

Total liabilities	9,633,855	4,195,307

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized; 100,000,000 shares issued and outstanding, respectively	10,000	10,000
Additional paid-in capital	1,476,708	1,476,708
Statutory reserve	307,458	307,458
Accumulated other comprehensive income	122,376	101,517
Accumulated deficits	1,947,479	1,499,226

Total stockholders’ equity	3,864,021	3,394,909

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,497,876	$7,590,216

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2011	2010
Revenues, net:
- Product sales	$767,639	$807,534
- Service income	565,064	296,243
Total revenues, net	1,332,703	1,103,777

Cost of revenue	(429,622)	(358,059)

Gross profit	903,081	745,718

Operating expenses:
General and administrative	(269,021)	(319,493)
Total operating expenses	(269,021)	(319,493)

Income from operations	634,060	426,225

Other income (expense):
Interest expense	-	(18,285)
Interest income	1,211	407

Income before income taxes	635,271	408,347

Income tax expense	(187,018)	(110,333)

NET INCOME	$448,253	$298,014

Other comprehensive income:
- Foreign currency translation gain	20,859	332

COMPREHENSIVE INCOME	$469,112	$298,346

Net income per share – Basic and diluted	$0.00	$0.00

Weighted average common shares outstanding – Basic and diluted	100,000,000	100,000,000

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,
	2011	-	2010
Cash flows from operating activities:
Net income	$448,253		$298,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,146		9,676
Changes in operating assets and liabilities:
Accounts receivable	95,517		(25,597)
Deposits and prepayments	(96,327)		(235,599)
Accounts payable	(20,290)		16,637
Income tax payable	(134,954)		275,002
Accrued liabilities and other payable	1,211		(66,394)

Net cash provided by operating activities	308,556		271,739

Cash flows from investing activities:
Purchase of plant and equipment	(42,243)		(34,368)
Payments on mining right	(3,793,972)		-
Payments on mining equipment	(2,242,996)		-
Short-term advances	(930,404)		-
Payments on construction in progress	-		(65,360)

Net cash used in investing activities	(7,009,615)		(99,728)

Cash flows from financing activities:
Proceeds from short-term borrowing	3,000,000		-
Proceeds from note and loans payable	2,397,436		-
Advances from a related party	162,760		123,299

Net cash provided by financing activities	5,560,196		123,299

Effect of exchange rate changes on cash and cash equivalents	102		61

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,140,761)		295,371

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,425,494		598,288

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,284,733		$893,659

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$320,050		$28,533
Cash paid for interest	$-		$-

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock		Additional paid-in capital	Statutory reserve	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
	No. of shares	Amount

Balance as of January 1, 2011	100,000,000	$10,000	$1,476,708	$307,458	$101,517	$1,499,226	$3,394,909

Foreign currency translation adjustment	-	-	-	-	20,859	-	20,859

Net income for the period	-	-	-	-	-	448,253	448,253
Balance as of March 31, 2011	100,000,000	$10,000	$1,476,708	$307,458	$122,376	$1,947,479	$3,864,021

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE – 1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2010 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE – 2	ORGANIZATION AND BACKGROUND

China ShouGuan Mining Corporation (“CSMC” or “the Company”) was incorporated in the State of Nevada on May 4, 2010.

The Company, through its subsidiaries and variable interest entities, is principally engaged in the project management of gold mining operations in the People Republic of China (“PRC”).

The details of the Company’s subsidiaries and VIEs are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest Held

Bei Sheng Limited (“BSL”)	British Virgin Islands, a limited liability company	Investment holding in GWIL and provision of mining technical advice	50,000 issued shares of US$1 each	100%

Golden Wide International Limited (“GWIL”)	Hong Kong, a limited liability company	100%-investment holding in SBCL	10,000 issued shares of HK$1 each	100%

Shoujin Business Consulting (Shenzhen) Limited (“SBCL”)	The PRC, a limited liability company	Provision of consulting service in the PRC	RMB100,000	100%

Shenzhen Shouguan Investment Co., Ltd (“SSIC”) #	The PRC, a limited liability company	99%-investment holding in JinGuan	RMB18,100,000	N/A

Yantai Jinguan Investment Limited (“JinGuan”) #	The PRC, a limited liability company	100%-investment holding in XinGuan	RMB5,000,000	N/A

Penglai Xinguan Investment Limited (“XinGuan”) #	The PRC, a limited liability company	Exploration, drilling, mining and sale of gold products	RMB29,000,000	N/A

#           represents variable interest entity (“VIE”)

The Company and its subsidiaries and VIEs are hereinafter collectively referred to as (“the Company”).

CHINA SHOUGUAN MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE – 3	GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company has committed and contracted for the acquisition of mine and mining rent payments in the next twelve months. As of March 31, 2011, the Company has available cash of $1,284,733 and suffered from a working capital deficit of $3,138,883, whereas the Company may not have sufficient working capital to meet with the contingent payments. The continuation of the Company as a going concern is dependent upon the continuing financial support from its stockholders. Management believes, the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations on a timely manner.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE – 4	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

●	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●	Basis of consolidation

The condensed consolidated financial statements include the financial statements of CSMC, its subsidiaries and VIEs. All inter-company balances and transactions between the Company and its subsidiaries and VIEs have been eliminated upon consolidation.

The Company has adopted ASC Topic 810-10-5-8, “Variable Interest Entities”, which requires a variable interest entity or VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of the VIEs’ residual returns.

● Variable interest entity

On May 15, 2010, the Company’s subsidiary, SBCL entered into a series of agreements (“VIE agreements”) amongst SSIC, JinGuan, XinGuan and the individual owners of SSIC, JinGuan and XinGuan and details of the VIE agreements are as follows :

1.
Exclusive Technical Service and Business Consulting Agreement, SBCL has the exclusive right to provide to SSIC, JinGuan and XinGuan consulting services, including operational management, human resources management, research and development of the technologies related to the operations of SSIC, JinGuan and XinGuan.  SSIC, JinGuan and XinGuan pays to SBCL quarterly consulting service fees in an amount equals to all of their revenue for such quarter. These agreements run for 10 year terms and are subject to automatic renewal for an additional 10 year term provided that no objection is made by both parties on the renewal.

2.	Exclusive Option Agreement, SBCL has the option to purchase SSIC, JinGuan and XinGuan all assets and ownership at any time.
3.
Equity Pledge Agreement, SSIC JinGuan and XinGuan agree to pledge their legal interest to SBCL as a security for the obligations under the Exclusive Technical Service and Business Consulting Agreement.

4.	Proxy Agreement, SSIC, JinGuan and XinGuan irrevocably grant and entrust SBCL the right to exercise its voting and other stockholder’s right.
5.	Operating Agreement, SBCL agrees to participate in the operations of SSIC, JinGuan and XinGuan in different aspects.

With the above agreements, SBCL demonstrates its ability to control SSIC, JinGuan and XinGuan as the primary beneficiaries and the operating results of the VIEs were included in the condensed consolidated financial statements for the three months ended March 31, 2011 and 2010.

CHINA SHOUGUAN MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. For the three months ended March 31, 2011 and 2010, no allowance for doubtful accounts was provided.

●	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Expected useful life	Residual value
Plant and machinery	10 years	5%
Motor vehicles	5 years	5%
Office equipment	3-5 years	5%

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended March 31, 2011 and 2010 were $15,146 and $9,676, respectively.

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

In accordance with the provisions of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment and construction in progress held and used by the Company are annually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. Future cash flows are based on estimated quantities of gold and other recoverable metals, expected price of gold and other commodity (considering current and historical prices, price trends and related factors), production levels and cash costs of production, capital and reclamation costs, all based on detailed engineering life-of-mine plans. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

Numerous factors including, but not limited to, such things as unexpected grade changes, gold recovery problems, shortages of equipment and consumables, equipment failures, and collapse of pit walls, could impact our ability to achieve forecasted production schedules from proven and probable reserves. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions used in the cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically. There has been no impairment charge for the periods presented.

●	Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

CHINA SHOUGUAN MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

(a)	Product sales

The Company derives revenues from the sales of non-refined gold concentrate to smelters, whereas the smelter usually takes 6 days for the production from non-refined gold concentrate to gold bullion. The Company generally recognizes its revenues, net of value-added taxes ("VAT") at the time of gold bullion is produced by the smelter and its selling price is determined by the market value of gold bullion quoted by the Shanghai Gold Exchange.

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

Service revenue is primarily derived from the provision of mining consulting and technical services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-cost plus basis, for a period of service time from 2 to 6 months. Revenue is recognized when service is rendered and accepted by the customers.

(c)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

●	Resource compensation fees

In accordance with the relevant regulations under the Chinese Law, a company that is engaged in exploiting mineral resources is required to pay a resource tax and resources compensation levy to the local government as the compensation for the depletion of mineral resources. Pursuant to “Provisional Regulations on Resources Tax of the PRC” and “Administrative Rules on the Levy of Mineral Resources Compensation ”, the amounts of the resource tax and resources compensation levy are computed on the basis of the sales revenue of mineral products. The Company was required to pay resource compensation fees of $4,068 and $75,849 for the three months ended March 31, 2011 and 2010, respectively.

●	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying condensed consolidated statement of stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●	Income taxes

The Company adopts ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the three months ended March 31, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2011, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

●	Net income per share

The Company calculates net income per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

CHINA SHOUGUAN MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

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

The reporting currency of the Company is the United States Dollars ("US$"). The Company's subsidiary in the PRC maintain its books and records in its local currency, Renminbi Yuan ("RMB"), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	March 31, 2011	March 31, 2010
Period-end RMB:US$1 exchange rate	6.5701	6.8361
Period average RMB:US$1 exchange rate	6.5894	6.8360

●	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three months ended March 31, 2011, the Company operates in two reportable operating segments in the PRC.

●	Fair value of financial instruments

The carrying value of the Company’s financial instruments include cash, accounts receivable, amounts due from (to) related parties, deposits and prepayments, other receivables, accounts payable, income tax payable, accrued liabilities and other payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company’s loans and note payable approximated its fair value based on the current market prices or interest rates for similar debt instruments.

The Company also follows the guidance of ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

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

CHINA SHOUGUAN MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In April 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for purposes of measuring the impairment of receivables and evaluating whether a troubled debt restructuring has occurred. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under ASC Topic 450-20, “Contingencies–Loss Contingencies”. Currently, this guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial position, results of operations, cash flows, or disclosures.

In December 2010, the FASB issued ASU 2010-28, “Intangibles – Goodwill and Other (ASC Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. The ASU does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test (i.e. equity-value-based method or enterprise-value-based method). However, it requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those used to determine whether a triggering event would require an interim goodwill impairment test (listed in ASC Topic 350-20-35-30, “Intangibles – Goodwill and Other – Subsequent Measurement”), whether it is more likely than not that a goodwill impairment exists and perform step 2 of the goodwill impairment test if so concluded. ASU 2010-28 is effective for the Company beginning January 1, 2011 and early adoption is not permitted. The Company does not expect the adoption of ASU 2010-28 to have a material impact on its consolidated financial position or results of operations.

NOTE – 5	DAYUAN MINING PROJECT

For the three months ended March 31, 2011, the Company, through its variable interest entity, JinGuan, entered into a tender arrangement to bid for the operating right of the gold mine in a term of 10 years in Dayuan gold mine, Shandong Province, the PRC. Upon the successful tender, the Company made the advanced payments of $3,805,117 for prepaid mining rentals and $2,249,585 for mining equipment currently used in the gold mine field.

Subsequently on May 6, 2011, the Company entered into a lease agreement with Longkou Dayuan Gold Mining Co. Ltd., an unrelated third party being the legal owner and holding the mining license of the Dayuan gold mine (the “Lease Property”) regarding Dayuan Gold Mine. Under the agreement, the Company agrees to pay the aggregate rental payments of approximately $20 million in a term of 10 years commencing from April 1, 2011 through April 1, 2021, to obtain the right to manage and operate the Lease Property in the repayment schedule, whereas the Company is committed to pay $12 million equal to 6 years’ rental, no later than September 30, 2011 and the remainder will be paid no later than March 1, 2017. During the lease term, the Company has the legal title of the minerals to be recovered and produced from the mine and obtains the right to operate the mine and sell the recovered minerals to the market.

Concurrently, on May 6, 2011, the Company entered into an equipment transfer agreement (the “Transfer Agreement”) with Longkou Datong Industry and Trade Co., Ltd. (“Longkou”) for the acquisition of mining assets and auxillary equipment currently being used in Dayuan gold mine at a purchase price of approximately $2,283,070.

NOTE – 6	AMOUNT DUE FROM A RELATED PARTY

As of March 31, 2011, amount due from a related party represented temporary advances made to Mr. Jingfeng Lv, the director of a subsidiary, SSIC, which is unsecured, interest-free and repayable in the next twelve months.

NOTE – 7	OTHER RECEIVABLES

As of March 31, 2011, other receivables represented temporary advances to non-affiliated parties, which is unsecured, interest-free and will be recoverable in the next twelve months. These balances were subsequently repaid to the Company in April 2011.

NOTE – 8	RENTAL DEPOSIT

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

CHINA SHOUGUAN MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE – 9	AMOUNT DUE TO A RELATED PARTY

As of March 31, 2011, amount due to a related party represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

NOTE – 10	NOTE PAYABLE

During the three months ended March 31, 2011, the Company entered into a loan of $1,923,867 (equivalent to RMB12,640,000) with an independent third party, due September 8, 2011, which carried annual interest at Bank of China Benchmark Lending Rate, payable at maturity.

NOTE – 11	LOANS AND BORROWING

As of March 31, 2011, the Company received a short-term borrowing of $3,000,000 for its working capital purpose, which was unsecured, non interest-bearing and repayable on demand.

As of March 31, 2011, the Company also held the following long-term loans payable to third parties:

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)

Loans payable to four individuals in the PRC, unsecured:

Equivalent to RMB4,650,000 with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2012	$707,752	$703,288

Equivalent to RMB9,250,000 with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2012	1,407,893	1,399,014

Equivalent to RMB8,000,000 with interest rate at 5.18% per annum, payable at its maturity, due June 14, 2012	1,217,637	1,209,958

Equivalent to RMB3,157,670 with interest rate at 5.18% per annum, payable at its maturity, due June 14, 2012	480,612	-
Total loans payable, non-current	$3,813,894	$3,312,260

NOTE – 12	INCOME TAXES

For the three months ended March 31, 2011 and 2010, the local (United States) and foreign components of income before income taxes were comprised of the following:

	Three months ended March 31,
	2011	2010
Tax jurisdictions from:
– Local	$-	$-
– Foreign	635,271	408,347
Income before income taxes	$635,271	$408,347

CHINA SHOUGUAN MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The provision for income taxes consisted of the following:

	Three months ended March 31,
	2011	2010
Current:
– Local	$-	$-
– Foreign, representing by:
Hong Kong	-	28,699
The PRC	187,018	81,634

Deferred:
– Local	-	-
– Foreign	-	-
Income tax expense	$187,018	$110,333

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, BVI, Hong Kong and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America.

British Virgin Island

Under the current BVI law, Bei Sheng is not subject to tax on its income or profits.

Hong Kong

Golden Wide is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. For the three months ended March 31, 2011 and 2010, Golden Wide suffered from an operating loss of $944 and generated an operating income of $173,933, respectively. A reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2011 and 2010 is as follows:

	Three months ended March 31,
	2011	2010

Income (loss) before income taxes	$(944)	$173,933
Statutory income tax rate	16.5%	16.5%

Income tax expense at the statutory rate	(156)	28,699
Net operating loss not recognized as deferred tax asset	156	-
Income tax expense	$-	$28,699

The PRC

The Company generated its income from its subsidiaries and VIEs operating in the PRC for the three months ended March 31, 2011 and 2010, which are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%. A reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2011 and 2010 is as follows:

	Three months ended March 31,
	2011	2010

Income before income taxes	$636,931	$150,930
Statutory income tax rate	25%	25%

Income tax expense at the statutory rate	159,233	37,733
Net operating loss not recognized as deferred tax asset	17,192	28,868
Non-deductible items	10,593	15,033
Income tax expense	$187,018	$81,634

As of March 31, 2011, the Company incurred $733,998 of aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $183,500 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

CHINA SHOUGUAN MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE – 13	SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments, as defined by ASC Topic 280:

▪	Mining management business – project management of gold mining operations;

▪	Mining technical service business – provision of mining technical services.

The Company operates these business segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the periods presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company has no inter-segment sales for the three months ended March 31, 2011 and 2010. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended March 31, 2011 and 2010:

	Three months ended March 31, 2011
	Mining management business	Mining technical service business	Total
Operating revenues, net:
- Products	$767,639	$-	$767,639
- Service	-	565,064	565,064
Total operating revenues	767,639	565,064	1,332,703
Cost of revenues	(350,221)	(79,401)	(429,622)

Gross profit	417,418	485,663	903,081
Depreciation	10,628	4,518	15,146
Total assets	13,497,876	-	13,497,876
Expenditure for long-lived assets	$1,079	$41,164	$42,243

	Three months ended March 31, 2010
	Mining management business	Mining technical service business	Total
Operating revenues, net:
- Products	$807,534	$-	$807,534
- Service	-	296,243	296,243
Total operating revenues	807,534	296,243	1,103,777
Cost of revenues	(331,526)	(26,533)	(358,059)

Gross profit	476,008	269,710	745,718
Depreciation	9,676	-	9,676
Total assets	3,965,752	514,837	4,480,589
Expenditure for long-lived assets	$99,728	$-	$99,728

CHINA SHOUGUAN MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE – 14	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three months ended March 31, 2011 and 2010, the customer who accounts for 10% or more of the Company’s revenues and its outstanding balance at period-end date, are presented as follows:

		Three months ended March 31, 2011		March 31, 2011
Customer		Revenue	Percentage of revenue	Accounts receivable, trade

Customer A		$767,639	58%	$279,055
Customer C		565,064	42%	-

	Total:	$1,332,703	100%	$279,055

		Three months ended March 31, 2010		March 31, 2010
Customer		Revenue	Percentage of revenue	Accounts receivable, trade

Customer A		$807,534	73%	$75,464
Customer B		296,243	27%	-

	Total:	$1,103,777	100%	$75,464

(b)         Major vendors

For the three months ended March 31, 2011 and 2010, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

		Three months ended March 31, 2011		March 31, 2011
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$95,142	35%	$37,717
Vendor B		40,975	15%	22,105
Vendor C		97,537	35%	32,539

	Total:	$233,654	85%	$92,361

		Three months ended March 31, 2010		March 31, 2010
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$81,485	39%	$13,650
Vendor B		74,146	37%	45,154

	Total:	$155,631	76%	$58,804

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

CHINA SHOUGUAN MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

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

(f)         Economic and political risks

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

(g)         Industry risks

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

(h)         Risk on changing price in gold

At present, the price of gold in the PRC is generally in line with the price of gold in the international market. There are many factors influencing the price of gold in the international market, including the international economic situation (in particular the economic situation in the US), petroleum prices, fluctuations in the exchange rates of the US$, fluctuations in the stock and other financial investment markets and various political, military, social and economic contingencies. These factors are beyond the control of the Company. Changes in the prices of the gold in the PRC and in the exchange rate of Renminbi as a result of these may adversely affect the operating results of the Company. Under the relevant PRC laws and regulations, hedging activities presently are not permitted in gold tracing in the PRC market. The Company has not been involved in hedging transactions or any alternative measures to manager the potential price risk.

NOTE – 15	COMMITMENTS AND CONTINGENCIES

(a)	Operating leases

The Company is committed under various non-cancelable operating leases for office premises and mine operating rights with the terms ranging from 20 months to 10 years, with fixed monthly rentals, due through April 2021. Total rent expenses for the three months ended March 31, 2011 and 2010 was $19,929 and $20,580, respectively.

As of March 31, 2011, the Company has the aggregate future minimum rental payments due under these non-cancelable operating leases, as follows:

	Operating lease commitments
	Office premises	Mine operating rights	Total
Year ending March 31,
2012	$90,310	$11,917,626	$12,007,936
2013	-	-	-
2014	-	-	-
2015	-	-	-
2016	-	-	-
Thereafter	-	7,914,644	7,914,644

Total:	$90,310	$19,832,270	$19,922,580

(b)	Contractual obligations

As of March 31, 2011, the Company has future contingent payments of approximately $5 million to acquire the mine under the contracts in the next twelve months.

CHINA SHOUGUAN MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE – 16	SUBSEQUENT EVENTS

(a)
On May 6, 2011, the Company, through its variable interest entity, JinGuan, entered into a lease agreement regarding Dayuan Gold Mine (the “Lease Agreement”) with Longkou Dayuan Gold Mining Co. Ltd., an unrelated third party being the legal owner and holding the mining license of the Dayuan gold mine (the “Lease Property”). Under the Lease Agreement, JinGuan agrees to pay an annual leasing fee of RMB13million in exchange for the right to manage and operate the Lease Property for a term of 10 years commencing on April 1 2011 and ending on April 1, 2021.

(b)
On May 6, 2011, the Company, through its variable interest entity, JinGuan, entered into an equipment transfer agreement (the “Transfer Agreement”) with Longkou Datong Industry and Trade Co., Ltd. (“Longkou”) regarding the transfer of scheduled assets and auxiliary equipment originally owned by Longkou and used in the Dayuan gold mine. Under the Transfer Agreement, JinGuan agrees to purchase from Longkou and Longkou agrees to transfer to JinGuan the assets and auxiliary equipment at an agreed price of RMB15,000,000, originally owned by Longkou and used in the Dayuan gold mine. Under the Transfer Agreement, Yantai agrees to purchase from Longkou and Longkou agrees to transfer to Yantai the assets and auxiliary equipment at an agreed price of RMB15,000,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Total mining production of the Cunliji Mine Area during the three months ended March 31, 2011 was approximately 3,829.03 tons of gold ore or a monthly average of 1,276.34 tons, with an average gold grade of 4.49 g/t whilst total mining production during the three months ended March 31, 2010 were approximately 2,643 tons of gold ore or a monthly average of 881.30 tons, with an average gold grade of 8.61 g/t. Gold concentrate sold for the three months ended March 31, 2011 and March 31, 2010 were 22,753 kg and 17,196 kg respectively.

The production level, in units of daily tonnage of raw mineral rocks extracted, average 4.18 tons/day during the first quarter of 2011and 3.52 tons/day during the first quarter of 2010.

We have been deriving revenue since the commencement of Cunli Ji Mine. Currently we derive our revenue from the sales of non-refined gold concentrates produced from Cunli Ji Mine and our expenses are mainly the leasing fee, the direct costs associated with the operation and overhead expenses such as staff salaries and other general administrative expenses. Management believes that the revenue generated from the Cunli Ji Mine, plus our cash reserves and the continuing financial support of our principals and stockholders will allow us to continue our current operations and implement our proposed business operations without requiring any additional funding in the next twelve months.

Results of Operations

We do not believe there have been any recent trends in production, sales, inventory, or the state of the costs or selling prices of our products since the last financial year ended 2010, nor any known trends, uncertainties, demands, commitments or events that are reasonably likely to have a material effect on our net sales or revenues, income from continuing operations, profitability, liquidity or capital resources, or that would cause reported financial information not necessarily to be indicative of future operating results or financial condition.

The following table set forth key components of our results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. All numbers referenced are in U.S. Dollars:

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010:

	Three Months Ended March 31,
	2011	2010	Increase/(Decrease)	Change in %
Sales Revenue
- Product	$767,639	$807,534	(39,895)	(4.94%)
- Service	565,064	296,243	268,821	90.74%
	1,332,703	1,103,777
Cost of Sales
- Product	350,221	331,526	18,695	5.64%
- Service	79,401	26,533	52,868	199.25%
	429,622	358,059

Gross Profit	903,081	745,718	157,363	21.10%

Administrative Expenses	269,021	319,493	(50,472)	(15.80%)

Income from Operations	634,060	426,225	207,835	48.76%
Interest Expenses	-	(18,285)	(18,285)	(100.00%)
Interest Income	1,211	407	804	197.54%
Income before Income Tax	635,271	408,347	226,924	55.57%
Income Tax (Expense)	(187,018)	(110,333)	(76,685)	69.50%
Net Income	$448,253	$298,014	150,239	50.41%
Comprehensive Income
- Foreign currency translation adjustment
	20,859	332	39,178	11,800.60%
	$469,112	$298,346	190,656	63.90%

Net Revenues

We commenced gold mining activity in May 2009 and began selling of gold concentrate in July 2009. Gold concentrate is mainly sold to smelting plants in the Shandong Province, PRC. Apart from the selling of gold concentrate, we also provide mining consulting and technical services through our own experts.

Revenue for the three months ended March 31, 2011 and 2010 comprised the following:

	31-Mar-11%		31-Mar-10%
Sales revenue
- Product	$767,639	57.60	$807,534	73.16
- Service	565,064	42.40	296,243	26.84
	$1,332,703	100.00	$1,103,777	100.00

Cost of sales
- Product	$350,221	81.52	$331,526	92.59
- Service	79,401	18.48	26,533	7.41
	$429,622	100.00	$358,059	100.00

Gross Profit
- Product	$417,418	46.22	$476,008	63.83
- Service	485,663	53.78	269,710	36.17
	$903,081	100.00	$745,718	100.00

Gross Profit (Total)	$903,081	N/A	$745,718	N/A

Gross Profit Margin
- Product	54.38%	N/A	58.95%	N/A
- Service	85.95%	N/A	91.04%	N/A

Net revenue for the three months ended March 31, 2011 was $1.33 million, of which approximately $0.77 was the sales of gold concentrate, which accounted for 57.60% of the total revenue. Service income amounted to $0.57 million, which accounted for 42.40% of the total revenue.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2011 and 2010 were $0.43 million and $0.36 million respectively, cost of revenue consisted primarily of direct materials, direct labor, sub-contracting mining fee, extracting fees, mine rental expenses and other operating overhead, which were primarily attributable to the sales of gold concentrates. Shipping and handling costs associated with the distribution of our products were borne by the customers.

Gross Profit and Gross Profit Margin

 Our gross profit for the three months ended March 31, 2011 and 2010 were $0.91 million and $0.75 million and our gross margin for the sale of gold concentrate and provision of service income were approximately 54.38% and 85.95%, there were a slightly decreased in the gross margin for both the sales of gold concentrate and provision of service income were mainly due to the increased in the cost of operating overhead especially labor cost.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2011 and 2010 comprised mainly of salaries and staff welfare expenses, legal and professional fees, entertainment expenses, traveling and hotel accommodation expenses and other expenses in connection with general operation.

Our general and administrative expenses decreased $0.05 million, or 15.80%, from $0.32 million for the three months ended March 31, 2010 to $0.27 million for the three months ended March 31, 2011. The decreased in general and administrative expenses was mainly attributable to the professional fees incurred for the preparation and filing of initial offering during the three months ended March 31, 2010 and no such expenses was incurred in the first quarter of 2011.

Interest Income

Interest income for the three months ended March 31, 2011 was $1,211, representing an increase of 197.54% over the same period in year 2010. The increase was attributable to an increase in bank interest income.

Income Tax Expense

Our income taxes increased $0.08 million to $0.19 million for the three months ended March 31, 2011 from $0.11 million for the three months ended March 31, 2010. Such increase was attributable to the increase in revenue.

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

British Virgin Islands

Under the current BVI law, BSL is not subject to tax on its income or profits. In addition, dividends and capital gains from our investments in the BVI are not subject to income taxes and no withholding tax is imposed on payments of dividends to the Company. For the three months ended March 31, 2011 and 2010, BSL generated operating loss of $716 and operating profit of $83,484, respectively.

Hong Kong

GWIL is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. For the three months ended March 31, 2011 and 2010, GWIL suffered from an operating loss of $944 and generated an operating profit of $173,933, respectively.

The PRC

We have generated all of our income through our subsidiaries and VIEs operating in the PRC during the three months ended March 31, 2011 and 2010.  Effective from January 1, 2008, all entities in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%.

Net Income

Net income increased by $0.15 million or 50.41% from $0.30 million for the three months ended March 31 2010 to $0.45 million for the three months ended March 31, 2011.

The increase in net income was attributable to the increased in revenue.

Foreign Currency Translation Gains

Our operating subsidiaries are located in China. Our operating subsidiaries purchase substantially all products and render all services in China, and receive payments from customers in China using RMB as the functional currency. We do not engage in currency hedging.

On July 21, 2005, China reformed its foreign currency exchange policy, revalued the RMB by 2.1 percent and allowed the RMB to appreciate as much as 0.3 percent per day against the U.S. dollar. As a result, we implemented different exchange rates in translating RMB into U.S. dollars in our financial statements for the first quarter of 2011 and 2010.

For the three months ended March 31, 2011, we utilized the exchange rates of 6.5701 and 6.5894, and in calculating the assets and liabilities, revenue and expenses, and equity, respectively, which resulted in an $20,859 in foreign currency translation gain. For the three months ended March 31, 2010, we implemented the exchange rates of 6.8361 and 6.8360 in calculating the assets and liabilities, revenue and expenses, and equity, respectively, which resulted in a $332 foreign currency translation gain.

Liquidity and Capital Resources

We have committed and contracted for the acquisition of mine and mining rent payments in the next twelve months. As of March 31, 2011, we have available cash of $1,284,733 and suffered from a working capital deficit of $3,138,883, whereas we may not have sufficient working capital to meet with the contingent payments. Our continuation as a going concern is dependent upon the continuing financial support from our stockholders. Our management believes that the existing stockholders will provide the additional cash to meet with our obligations as they become due. However, there can be no assurance that we will be able to obtain sufficient funds to meet our obligations on a timely manner.

These factors raise substantial doubt about our ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in us not being able to continue as a going concern.

Our primary liquidity needs are to fund operational expenses, capital expenditures and potential acquisition of gold mining properties in the Shandong province. To date, we have financed our working capital requirements and capital expenditures through internally generated cash and capital contribution from our existing shareholders.

General

As of March 31, 2011 and December 31, 2010, we had cash and cash equivalents of $1.29 million and $2.43 million, respectively. The following table provides detailed information about our net cash flow for the three months ended March 31, 2011 and 2010.
Cash Flow

(All amounts in millions of U.S. dollars)
		March 31,
		2011	2010
Net cash provided by operating activities	$		$0.27
Net cash (used in) investing activities		(7.01)	(0.10)
Net cash provided by financing activities		5.56	0. 12
Effect of exchange rate changes on cash		0.14	-
Net cash (outflow) inflow		$(1.14)	$0.30

Operating Activities:

Net cash provided by operating activities was $0.31 million for the three months ended March 31, 2011, as compared to net cash provided by operating activities of 0.27 million for the same period in 2010. The increase in net cash provided by operating activities in the three months ended March 31, 2011 was primarily due to the increase in net income, accounts receivable, deposit and prepayment and the decrease in income tax payables.

Investing Activities:

Our main uses of cash for investing activities during the three months ended March 31, 2011 and 2010 were payment of rental deposit, acquisitions of plant and equipment and construction in progress.

Net cash used in investing activities for the three months ended March 31, 2011 was $7.01 million, which is an increase of $6.91 million from net cash used in investing activities of $0.10 million in the same period of 2010. This increase was primarily due to the increase in the payments on mining rights and mining equipment and short-term advances.

Financing Activities:

Net cash provided by financing activities for the three months ended March 31, 2011 totaled $5.57 million, as compared to $0.12 million in the same period of 2010. The increase in net cash provided by financing activities were mainly attributable to the common stock to be issued in amount of USD3 million and proceeds from note payable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, financings or other relationships.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and principal financial officer.  Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. During the three months ended March 31, 2011, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the three months ended March 31, 2011, there were no changes in our disclosure controls and procedures over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures over financial reporting.

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings

We are not a party to any pending legal proceedings.

Item 1A.    Risk Factors

There were no other material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2                      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3                      Defaults Upon Senior Securities

None.

Item 4                      Submission of Matters to a Vote of Security Holders

None

Item 5                      Other Information

None.

Item 6                      Exhibits
(a)	The following listed exhibits are filed as part of this quarterly report:

Exhibit No.	Description

23.1	Consent of Auditors
31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Accounting Officer*
32.1	Certification pursuant to 18 USC, section 1350 of Principal Executive Officer*
32.2	Certification pursuant to 18 USC, section 1350 of Principal Accounting Officer*

The following exhibits marked with one asterisk have been omitted from this filing, are incorporated herein by this reference and can be found in their entirety in our original Form S-1 registration statement filed on July 2, 2010. The following exhibits marked with two asterisks have been omitted in this filing, are incorporated herein by this reference and can be found in their entirety in our Form S-1/A-1 filed on September 22, 2010. The following exhibits marked with three asterisks have been omitted in this filing, are incorporated herein by this reference and can be found in their entirety in our Form S-1/A-2 filed on October 26, 2010. The following exhibits marked with four asterisks have been omitted in this filing, are incorporated herein by this reference and can be found in their entirety in our Form 10K filed on April 14, 2011. All documents listed can be found on the SEC website at www.sec.gov under our CIK Number 0001493893.:

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

10.4	* Equity Pledge Agreement
10.5	* Operating Agreement
10.6	* Exclusive Technical Service and Business Consulting Agreement
10.7	* Proxy Agreement
10.9	* Office Lease - Yantai, China
10.10	* Office Lease - Shenzhen, China
10.11	** Master Agreement between Penglai City Gold Mining Holding Co. Limited and Penglai XinGuan Investment Limited
10.12	** Construction Project Agreement between Penglai XinGuan Investment Limited and Jinhai Mine Underground Engineering Limited
10.12(a)	***Renewed Construction Project Agreement to extend one year term to August 28, 2011
10.13	** Gold Concentrate Processing Agreement between XinGuan and Shandong Humon Smelting Co., Ltd.
10.14	**** Termination Agreement between Penglai XinGuan Investment Limited and Jinhai Mine Underground Engineering Limited
10.15	**** Construction Project Agreement between Penglai XinGuan Investment Limited and Wenzhou Mine Engineering Construction Group Co. Ltd.
14	* Code of Ethics
21	* List of Subsidiaries/Variable Interest Entities of Registrant

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China ShouGuan Mining Corporation, Registrant By: /s/ Feize Zhang ___________________________________________ Feize Zhang, Chairman and Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated on May 20, 2011.

China ShouGuan Mining Corporation , Registrant

By:           /s/ Feize Zhang
Feize Zhang, Principal Executive Officer

By:          /s/  Ming Cheung
Ming Cheung, Principal Financial Officer