Form 10-Q
period 2011-06-30
CHINA SHOUGUAN MINING Corp
filed 2011-08-22
CIK 1493893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER THE SECURITIES EXCHANGE ACT OF 1933

For the quarterly period ended June 30, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes__   No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes__ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X    No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes__  No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer __   Accelerated filer __   Non-accelerated filer __    Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes__ No X

As of June 30, 2011, there were 100,000,000 shares of our common stock issued and outstanding. Our common stock is not currently listed and trading on any exchange. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the $0.0001 par value price per share paid for the shares is approximately $5,918.

FORM 10-Q

China ShouGuan Mining Corporation

Page No.

Part I - Financial Information

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (Audited)	2
Condensed Consolidated Statements of Operations And Comprehensive Income for the Three and Six Months ended June 30, 2011 and 2010	3
Condensed Consolidated Statements of Cash Flows for the Three and Six Months ended June 30, 2011 and 2010	4
Condensed Consolidated Statement of Stockholders’ Equity for the Six Months ended June 30, 2011	5
Notes to Condensed Consolidated Financial Statements	6 - 19
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20 – 27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28

Part II – Other Information

Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. Submission of Matters to a Vote of Security Holders	28
Item 5. Other Information	28
Item 6. Exhibits	29
Signature	30 – 34

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$285,904	$2,425,494
Accounts receivable, trade	169,964	372,488
Amount due from a related party	11,773	1,285
Deposits and prepayments	177,068	85,892
Prepaid mining rights, current	2,011,139	-
Total current assets	2,655,848	2,885,159

Non-current assets:
Rental deposit	4,331,683	4,234,853
Prepaid mining rights, non-current	3,983,601	-
Property, plant and equipment, net	2,736,733	344,750
Construction in progress	128,323	125,454
TOTAL ASSETS	$13,836,188	$7,590,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$447,251	$258,011
Amount due to a related party	187,438	161,491
Income tax payable	128,939	320,600
Notes payable	4,011,292	-
Loan payable, unsecured	1,955,446	-
Accrued liabilities and other payable	111,201	142,945

Total current liabilities	6,841,567	883,047

Long-term liabilities:
Loans payable, unsecured	3,805,693	3,312,260

Total liabilities	$10,647,260	$4,195,307

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized; 100,000,000 shares issued and outstanding, respectively	10,000	10,000
Additional paid-in capital	1,476,708	1,476,708
Statutory reserve	307,458	307,458
Accumulated other comprehensive income	225,056	101,517
Accumulated deficits	1,169,706	1,499,226

Total stockholders’ equity	3,188,928	3,394,909

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,836,188	$7,590,216

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues, net:
- Product sales	$1,193,464	$1,236,653	$1,961,103	$2,044,187
- Service income	-	393,854	568,621	690,097
Total revenues, net	1,193,464	1,630,507	2,529,724	2,734,284

Cost of revenue	(1,446,813)	(541,851)	(1,876,435)	(899,910)

Gross (loss) profit	(253,349)	1,088,656	653,289	1,834,374

Operating expenses:
General and administrative	(465,541)	(319,172)	(734,562)	(638,665)

(Loss) income from operations	(718,890)	769,484	(81,273)	1,195,709

Other income (expense):
Interest income	24,942	593	26,153	1,000
Other income	44,287	18,285	44,287	-

(Loss) income before income taxes	(649,661)	788,362	(10,833)	1,196,709

Income tax expense	(131,669)	(269,275)	(318,687)	(379,608)

NET (LOSS) INCOME	$(781,330)	$519,087	$(329,520)	$817,101

Other comprehensive income:
- Foreign currency translation gain	106,237	6,548	123,539	6,880

COMPREHENSIVE (LOSS) INCOME	$(675,093)	$525,635	$(205,981)	$823,981

Net (loss) income per share – Basic and diluted	$(0.01)	$0.00	$(0.00)	$0.00

Weighted average common shares outstanding – Basic and diluted	100,000,000	100,000,000	100,000,000	100,000,000

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(329,520)	$817,101
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	34,159	20,723
Changes in operating assets and liabilities:
Accounts receivable	208,328	32,569
Deposits and prepayments	(2,073,913)	(19,416)
Rental deposit	-	(1,170,480)
Accounts payable	180,983	98,734
Income tax payable	(196,715)	268,181
Accrued liabilities and other payable	(33,752)	(61,853)

Net cash used in operating activities	(2,210,430)	(14,441)

Cash flows from investing activities:
Purchase of plant and equipment	(2,387,612)	(131,547)
Payments on mining rights	(3,932,390)	-
Payments on construction in progress	-	(41,252)

Net cash used in investing activities	(6,320,002)	(172,799)

Cash flows from financing activities:
Proceeds from notes and loans payable	6,353,950	1,170,480
Advances from a related party	15,387	224,126

Net cash provided by financing activities	6,369,337	1,394,606

Effect of exchange rate changes on cash and cash equivalents	21,505	4,515

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,139,590)	1,211,881

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,425,494	598,288

CASH AND CASH EQUIVALENTS, END OF PERIOD	$285,904	$1,810,169

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$504,274	$111,427
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in capital	Statutory reserve	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
	No. of shares	Amount

Balance as of January 1, 2011	100,000,000	$10,000	$1,476,708	$307,458	$101,517	$1,499,226	$3,394,909

Foreign currency translation adjustment	-	-	-	-	123,539	-	123,539

Net loss for the period	-	-	-	-	-	(329,520)	(329,520)
Balance as of June 30, 2011	100,000,000	$10,000	$1,476,708	$307,458	$225,056	$1,169,706	$3,188,928

See accompanying notes to condensed consolidated financial statements

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

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

In the opinion of management, the consolidated balance sheet as of December 31, 2010 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011 or for any future period.

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

The details of the Company’s subsidiaries and VIEs are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest Held

Bei Sheng Limited (“BSL”)	British Virgin Islands, a limited liability company	Investment holding in GWIL and provision of mining technical advice	50,000 issued shares of US$1 each	100%

Golden Wide International Limited (“GWIL”)	Hong Kong, a limited liability company	100%-investment holding in SBCL	10,000 issued shares of HK$1 each	100%

Shoujin Business Consulting (Shenzhen) Limited (“SBCL”)	The PRC, a limited liability company	Provision of consulting service in the PRC	RMB100,000	100%

Shenzhen Shouguan Investment Co., Ltd (“SSIC”) #	The PRC, a limited liability company	99%-investment holding in JinGuan	RMB18,100,000	-

Yantai Jinguan Investment Limited (“JinGuan”) #	The PRC, a limited liability company	100%-investment holding in XinGuan	RMB5,000,000	-

Penglai Xinguan Investment Limited (“XinGuan”) #	The PRC, a limited liability company	Exploration, drilling, mining and sale of gold products	RMB29,000,000	-

# represents variable interest entity (“VIE”)

The Company and its subsidiaries and VIEs are hereinafter collectively referred to as (“the Company”).

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 3 GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the six months ended June 30, 2011, the Company experienced an operating loss of $329,520 and suffered from a working capital deficit of $4,185,719. The continuation of the Company as a going concern is dependent upon the continuing financial support from its stockholders. Management believes that the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations on a timely manner.

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

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Cont’d.

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

With the above agreements, SBCL demonstrates its ability to control SSIC, JinGuan and XinGuan as the primary beneficiaries and the operating results of the VIEs was included in the condensed consolidated financial statements for the six months ended June 30, 2011 and 2010.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. For the three and six months ended June 30, 2011 and 2010, no allowance for doubtful accounts was provided.

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

Depreciation expense for the three months ended June 30, 2011 and 2010 were $19,013 and $11,047, respectively.

Depreciation expense for the six months ended June 30, 2011 and 2010 were $34,159 and $20,723, respectively.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Cont’d.

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

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Cont’d.

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

Resource compensation fees

In accordance with the relevant regulations under the Chinese Law, a company that is engaged in exploiting mineral resources is required to pay a resource tax and resources compensation levy to the local government as the compensation for the depletion of mineral resources. Pursuant to “Provisional Regulations on Resources Tax of the PRC” and “Administrative Rules on the Levy of Mineral Resources Compensation ”, the amounts of the resource tax and resources compensation levy are computed on the basis of the sales revenue of mineral products. The Company was required to pay resource compensation fees of $4,068 and $75,849 for the Three and Six Months ended June 30, 2011 and 2010, respectively.

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

For the three and six months ended June 30, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2011, the Company did not have any significant unrecognized uncertain tax positions.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Cont’d.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	June 30, 2011	June 30, 2010
Period-end RMB:US$1 exchange rate	6.5701	6.8086
Period average RMB:US$1 exchange rate	6.5482	6.8348

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three and six months ended June 30, 2011, the Company operates in two reportable operating segments in the PRC.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Cont’d.

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

The Company also follows the guidance of ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

·	Level 1 : Observable inputs such as quoted prices in active markets;

·	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

·	Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

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

In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, which is an update to Topic 820, “Fair Value Measurement”. This update establishes common requirements for measuring fair value and related disclosures in accordance with accounting principles generally accepted in the United Sates and international financial reporting standards. This amendment did not require additional fair value measurements. ASU 2011-04 is effective for all interim and annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, which is an update to Topic 220, “Comprehensive Income”. This update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires consecutive presentation of the statement of net income and other comprehensive income and requires reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. ASU 2011-05 is effective for all interim and annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 5 DAYUAN GOLD MINING PROJECT

On May 6, 2011, the Company, through its variable interest entity, Yantai Jinguan Investment Co., Ltd. (“Yantai”), entered into a lease agreement with Longkou Dayuan Gold Mining Co. Ltd., an unrelated third party being the legal owner and holding the mining license of the Dayuan gold mine (the “Lease Property”) regarding Dayuan Gold Mine. Under the agreement, the Company agrees to pay the aggregate rental payments of approximately $20 million for a term of 10 years commencing from April 1 2011 through April 1, 2021 to obtain the right to manage and operate the Lease Property in the repayment schedule, whereas the Company is committed to pay $12 million equal to 6 years’ rental, no later than September 30, 2011 and the remainder will be paid no later than March 1, 2017.

Concurrently, the Company entered into an equipment transfer agreement (the “Transfer Agreement”) with Longkou Datong Industry and Trade Co., Ltd. for the acquisition of mining assets and auxiliary equipment currently being used in the Dayuan gold mine at a purchase price of approximately $2.3 million.

As of June 30, 2011, the balance of prepaid mining rights amounted to $4,747,872. The Company expects to make the contingent payment of $12 million in the next twelve months.

NOTE – 6 AMOUNT DUE FROM A RELATED PARTY

As of June 30, 2011, amount due from a related party represented temporary advances made to Mr. Jingfeng Lv, the director of a subsidiary, SSIC, which is unsecured, interest-free and repayable in the next twelve months.

NOTE – 7 RENTAL DEPOSIT

The Company’s first project, the Cunli Ji Gold Mine, began in May 2009 and is operated and managed by the subsidiary, XinGuan. On May 4, 2009, the Company, through its VIE, XinGuan entered into an operating lease agreement with Penglai City Gold Mining Holding Co. Ltd (“PCGM”). Pursuant to the operating lease agreement, XinGuan agreed to lease and manage the gold mine for a term of 20 months, with a rental deposit of approximately $2.9 million (equivalent to RMB 20 million). Also, XinGuan agreed to acquire the gold mine for a purchase consideration of approximately $5 million (equivalent to RMB 34.8 million) under the acquisition agreement, if the following conditions are satisfied upon the expiry of the operating lease agreement: 1) the satisfaction of certain level of the monthly production capacity and 2) the production management of the mine reaches ISO (or equivalent) standard.

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

As of June 30, 2011, the rental deposit amounted to $4,331,683.

NOTE – 8 AMOUNT DUE TO A RELATED PARTY

As of June 30, 2011, amount due to a related party represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 9 NOTES PAYABLE

During the six months ended June 30, 2011, the Company received an unsecured note payable which was due on September 2011 and interest-free. Upon maturity date, the note holder has an option to receive the cash repayment or in lieu of the Company’s common stock.

NOTE – 10 LOANS PAYABLE, UNSECURED

During the six months ended June 30, 2011, the Company entered into a short-term loan of $1,955,446 (equivalent to RMB12,640,000) with an independent third party, due September 8, 2011, which carried annual interest at Bank of China Benchmark Lending Rate, payable at maturity.

As of June 30, 2011, the Company also held the following long-term loans payable to third parties:

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)

Loans payable to four individuals in the PRC, unsecured:

Equivalent to RMB4,650,000 with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2012	$719,368	$703,288

Equivalent to RMB9,250,000 with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2012	1,431,002	1,399,014

Equivalent to RMB8,000,000 with interest rate at 5.18% per annum, payable at its maturity, due June 14, 2012	1,237,624	1, 209,958

Equivalent to RMB2,700,000 with interest rate at 5.18% per annum, payable at its maturity, due June 14, 2012	417,699	-
Total loans payable, non-current	$3,805,693	$3,312,260

NOTE – 11 INCOME TAXES

For the six months ended June 30, 2011 and 2010, the local (United States) and foreign components of income before income taxes were comprised of the following:

	Six months ended June 30,
	2011	2010
Tax jurisdictions from:
– Local	$-	$-
– Foreign	(10,833)	1,196,709
Income before income taxes	$(10,833)	$1,196,709

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 11 INCOME TAXES, Cont’d.

The provision for income taxes consisted of the following:

	Six months ended June 30,
	2011	2010
Current:
– Local	$-	$-
– Foreign, representing by:
Hong Kong	-	22,585
The PRC	318,687	357,023

Deferred:
– Local	-	-
– Foreign	-	-
Income tax expense	$318,687	$379,608

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

Hong Kong

Golden Wide is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. For the six months ended June 30, 2011 and 2010, Golden Wide suffered from an operating loss of $4,439 and generated an operating income of $136,874, respectively.

The PRC

The Company generated its major income from its subsidiaries and VIEs operating in the PRC for the six months ended June 30, 2011 and 2010, which are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%. A reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2011 and 2010 is as follows:

	Six months ended June 30,
	2011	2010

Income before income taxes	$(5,634)	$1,000,775
Statutory income tax rate	25%	25%

Income tax expense at the statutory rate	(1,409)	250,194
Net operating loss not recognized as deferred tax asset	41,832	57,149
Non-deductible items	278,264	49,680
Income tax expense	$318,687	$357,023

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 11 INCOME TAXES, Cont’d.

As of June 30, 2011, the Company incurred $845,452 of aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $211,363 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE – 12 SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments, as defined by ASC Topic 280:

§    Mining management business – project management of gold mining operations;

§    Mining technical service business – provision of mining technical services.

The Company operates these business segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the periods presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company has no inter-segment sales for the three and six months ended June 30, 2011 and 2010. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30, 2011
	Mining management business	Mining technical service business	Total
Operating revenues, net:
- Products	$1,193,464	$-	$1,193,464
- Service	-	-	-
Total operating revenues	1,193,464	-	1,193,464
Cost of revenues	(1,386,791)	(60,022)	(1,446,813)

Gross profit	(193,327)	(60,022)	(253,349)
Depreciation
Total assets	13,723,382	112,806	13,836,188
Expenditure for long-lived assets	$2,333,912	$11,457	$2,345,369

	Six Months ended June 30, 2011
	Mining management business	Mining technical service business	Total
Operating revenues, net:
- Products	$1,961,103	$-	$1,961,103
- Service	-	568,621	568,621
Total operating revenues	1,961,103	568,621	2,529,724
Cost of revenues	(1,737,012)	(139,423)	(1,876,435)

Gross profit	224,091	429,198	653,289
Depreciation
Total assets	13,723,382	112,806	13,836,188
Expenditure for long-lived assets	$2,334,991	$52,621	$2,387,612

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 12 SEGMENT INFORMATION, Cont’d.

	Three Months ended June 30, 2010
	Mining management business	Mining technical service business	Total
Operating revenues, net:
- Products	$1,236,653	$-	$1,236,653
- Service	-	393,854	393,854
Total operating revenues	1,236,653	393,854	1,630,507
Cost of revenues	(522,005)	(19,846)	(541,851)

Gross profit	714,648	374,008	1,088,656
Depreciation	11,047	-	11,047
Total assets	6,179,824	268,621	6,448,445
Expenditure for long-lived assets	$73,071	$-	$73,071

	Six Months ended June 30, 2010
	Mining management business	Mining technical service business	Total
Operating revenues, net:
- Products	$2,044,187	$-	$2,044,187
- Service	-	690,097	690,097
Total operating revenues	2,044,187	690,097	2,734,284
Cost of revenues	(853,531)	(46,379)	(899,910)

Gross profit	1,190,656	643,718	1,834,374
Depreciation	20,723	-	20,723
Total assets	6,179,824	268,621	6,448,445
Expenditure for long-lived assets	$172,799	$-	$172,799

NOTE – 13 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended June 30, 2011, there was one single customer who accounted for 88% of the Company’s revenues amounting to $1,051,517 with $169,964 of accounts receivable at period-end date.

		Six Months ended June 30, 2011		June 30, 2011
Customer		Revenue	Percentage of revenue	Accounts receivable, trade

Customer A		$1,046,685	88%	$169,964
Customer C		146,779	12%	-

	Total:	$1,193,464	100%	$169,964

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 13 CONCENTRATIONS OF RISK , Cont’d.

For the three months ended June 30, 2010, there was one single customer who accounted for 88% of the Company’s revenues amounting to $1,236,653 with zero balance of accounts receivable at period-end date.

For the six months ended June 30, 2011 and 2010, the customer who accounts for 10% or more of the Company’s revenues and its outstanding balance at period-end date, are presented as follows:

		Six Months ended June 30, 2011		June 30, 2011
Customer		Revenue	Percentage of revenue	Accounts receivable, trade

Customer A		$1,819,156	72%	$169,964
Customer C		568,621	22%	-

	Total:	$2,387,777	94%	$169,964

	Six Months ended June 30, 2010		June 30, 2010
Customer	Revenue	Percentage of revenue	Accounts receivable, trade

Customer A	$2,044,187	75%	$-
Customer B	394,150	14%	-
Customer C	295,947	11%	-

	$2,734,284	100%	$-

(b) Major vendors

For the three and six months ended June 30, 2011 and 2010, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

		Three Months ended June 30, 2011		June 30, 2011
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$174,495	45%	$55,174
Vendor B		96,576	25%	33,550
Vendor C		74,699	19%	75,672

	Total:	$345,770	89%	$164,396

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 13 CONCENTRATIONS OF RISK , Cont’d.

		Six Months ended June 30, 2011		June 30, 2011
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$272,032	37%	$55,174
Vendor B		191,718	26%	33,550
Vendor C		74,699	10%	75,672

	Total:	$538,449	73%	$164,396

		Three Months ended June 30, 2010		June 30, 2010
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor B		$134,419	29%	$33,664
Vendor D		198,647	44%	50,744

	Total:	$333,066	73%	$84,408

		Six Months ended June 30, 2010		June 30, 2010
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor B		$175,394	24%	$33,664
Vendor D		293,789	40%	50,744
Vendor E		100,674	14%	88,168

	Total:	$569,857	78%	$172,576

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

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 13 CONCENTRATIONS OF RISK , Cont’d.

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

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 14 COMMITMENTS AND CONTINGENCIES

(a)           Operating leases

The Company is committed under various non-cancelable operating leases for office premises and mine operating rights with the terms ranging from 20 months to 10 years, with fixed monthly rentals, due through April 2021. Total rent expenses for the six months ended June 30, 2011 and 2010 was $508,352 and $120,175, respectively.

As of June 30, 2011, the Company has the aggregate future minimum rental payments due under these non-cancelable operating leases, as follows:

	Operating lease commitments
	Office premises	Mine operating rights	Total
Year ending June 30,
2012	$66,484	$6,033,416	$6,099,900
2013	-	-	-
2014	-	-	-
2015	-	-	-
2016	-	-	-
Thereafter	-	8,044,554	8,044,554

Total:	$66,484	$14,077,970	$14,144,454

(b)           Contractual obligations

As of June 30, 2011, the Company has future contingent payments of approximately $5 million to acquire the mine under the contracts in the next twelve months.

NOTE – 15 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2011 through the date of the condensed financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

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

On May 6, 2011, the company, through its variable interest entity, Yantai Jinguan Investment Co., Ltd entered into a lease agreement with Longkou Dayuan Gold Mining Co., Ltd, an unrelated third party being the legal owner and holding the mining license of the Dayuan gold mine regarding to Dayuan Gold Mine. Under the agreement, the Company agrees to pay the aggregate rental payments of approximately $20 million for a term of 10 years commencing from April 1 2011 through April 1, 2021 to obtain the right to manage and operate the Lease Property in the repayment schedule, whereas the Company is committed to pay $12 million equal to 6 years’ rental. No later than September 30, 2011 and the remainder will be paid no later than March 1, 2017.

Concurrently, the Company entered into an equipment transfer agreement (the “Transfer Agreement”) with Longkou Datong Industry and Trade Co., Ltd for the acquisition of mining assets and auxillary equipment currently being used in the Dayuan gold mine at a purchase price of approximately $2.3 million.

Total mining production of the Cunliji Mine Area during the three months ended June 30, 2011 was approximately 4,406.20 tons of gold ore or a monthly average of 1,469.00 tons, with an average gold grade of 5.00g/t whilst total mining production during the three months ended June 30, 2010 were approximately 3,465.03 tons of gold ore or a monthly average of 1,155 tons, with an average gold grade of 11.01 g/t. Gold concentrate sold for the three months ended June 30, 2011 and June 30, 2010 were 18,421 kg and 31,920 kg respectively.

The production level, in units of daily tonnage of raw mineral rocks extracted, average 58.75 tons/day during the second quarter of 2011 and 46.20 tons/day during the second quarter of 2010.

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

The following table set forth key components of our results of operations for the three months and six months ended June 30, 2011 and 2010. All numbers referenced are in U.S. Dollars:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenues, net
- Product sales	$1,193,464	$1, 236,653	$1,961,103	$2,044,187
- Service income	-	393,854	568,621	690,097
Total revenues, net	1,193,464	1,630,507	2,529,724	2,734,284

Cost of revenue	(1,446,813)	(541,851)	(1,876,435)	(899,910)

Gross (loss) profit	(253,349)	1,088,656	653,289	1,834,374

Operating expenses:
General and administrative	(465,541)	(319,172)	(734,562)	(638,665)

Income (loss) from operations	(718,890)	769,484	(81,273)	1,195,709

Other income (expense):
Interest income	24,942	593	26,153	1,000
Other income	44,287	18,285	44,287	-

(Loss) income before income taxes	(649,661)	788,362	(10,833)	1,196,709

Income tax expense	(131,669)	(269,275)	(318,687)	(379,608)

NET (LOSS) INCOME	$(781,330)	$519,087	$(329,520)	$817,101

Other comprehensive income:
- Foreign currency translation gain (loss)	106,237	6,548	123,539	6,880

COMPREHENSIVE (LOSS) INCOME	$(675,093)	$525,635	$(205,981)	$823,981

Net (loss) income per share – Basic and diluted	$(0.01)	$0.00	$0.00	$0.01

Weighted average shares outstanding – basic and diluted	10 0,000,000	100,000,000	1 00,000,000	100,000,000

Net Revenues

We commenced gold mining activity in May 2009 and began selling of gold concentrate in July 2009. Gold concentrate is mainly sold to smelting plants in the Shandong Province, PRC. Apart from the selling of gold concentrate, we also provide mining consulting and technical services through our own experts.

Revenue for the three and six months ended June 30, 2011 and 2010 comprised the following:

Three months ended	30-June-11%		30-June-10%
Sales revenue
- Product	$1,193,464	100.00	$1,236,653	75.84
- Service		0.00	393,854	24.16
	$1,193,464	100.00	$1,630,507	100.00

Six months ended
Sales revenue
- Product	$1,961,103	77.52	$2,044,187	74.76
- Service	568,621	22.48	690,097	25.24
	$2,529,724	100.00	$2,734,284	100.00

Three months ended
Cost of sales
- Product	$1,386,791	95.85	$522,005	96.34
- Service	60,022	4.15	19,846	3.66
	$1,446,813	100.00	$541,851	100.00
Six months ended
Cost of sales
- Product	$1,737,012	92.57	$853,531	94.84
- Service	139,423	7.43	46,379	5.16
	$1,876,435	100.00	$899,910	100.00

Three months ended
Gross Profit
- Product	$(193,327)	76.31	$714,648	65.64
- Service	(60,022)	23.69	374,008	34.36
	$(253,349)	100.00	$1,088,656	100.00
Six months ended
Gross Profit
- Product	$224,091	34.30	$1,190,656	64.91
- Service	429,198	65.70	643,718	35.09
	$653,289	100.00	$1,834,374	100.00

Three months ended
Gross Profit Margin
- Product	(16.20%)	100.00	57.79%	N/A
- Service	N/A	N/A	94.96%	N/A

Six months ended
Gross Profit Margin
- Product	11.43%	N/A	58.24%	N/A
- Service	75.48%	N/A	93.28%	N/A

Revenue

Revenue generated from product sales for the three months ended June 30, 2011 and June 30, 2010 was $1.19 million and $1.23 million which represented 100.00% and 75.84% of our total revenues, respectively. The decrease of revenue derived from product sales for the three months ended June 30, 2011 when comparing with the corresponding period in 2010 was mainly attributable to a decrease in gold concentrate sold as a result of comparatively lowered gold grade in the area mined during the three months ended June 30, 2011 offset by increase of world’s gold price.

Revenue generated from services income for the three months ended June 30, 2011 and June 30, 2010 was nil and $0.39 million which represented 0% and 24.16% of our total revenue respectively. There was no services income generated for the three months ended June 30, 2011 due to the expiration of the provision of mining consulting and technical services to Longkou Shi Hou de Gold Company Limited on March 31, 2011.

Revenue generated from product sales for the six months ended June 30, 2011 and June 30, 2010 was $1.96 million and $2.04 million which represented 77.52% and 74.76% of our total revenues, respectively. The decrease of revenue derived from product sales for the six months ended June 30, 2011 when comparing with the corresponding period in 2010 was mainly attributable to a decrease in gold concentrate sold as a result of comparatively lowered gold grade in the area mined during the three months ended June 30, 2011 offset by increase of world’s gold price.

Revenue generated from services income for the six months ended June 30, 2011 and June 30, 2010 was $0.57 million and $0.69 million which represented 22.48% and 25.24% of our total revenue respectively. The decrease of revenue derived from service for the six months ended June 30, 2011 when comparing with the corresponding period in 2010 was mainly attributable to the expiration of the provision of mining consulting and technical services to Longkou Shi Hou de Gold Company Limited on March 31, 2011.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2011 and 2010 were $1.45 million and $0.54 million respectively, cost of revenue consisted primarily of direct materials, direct labor, sub-contracting mining fee, extracting fees, mine rental expenses and other operating overhead, which were primarily attributable to the sales of gold concentrates. Shipping and handling costs associated with the distribution of our products were borne by the customers. The increase in cost of revenue for the three months ended June 30, 2011 when comparing with the corresponding period in 2010 was mainly attributable to additional direct cost incurred, amount to approximately $882,414, to develop and operate the gold mines in DaYuan Project, such as rental charges, direct labor and material consumed.

Cost of revenue for the six months ended June 30, 2011 and 2010 were $1.88 million and $0.90 million respectively, cost of revenue consisted primarily of direct materials, direct labor, sub-contracting mining fee, extracting fees, mine rental expenses and other operating overhead, which were primarily attributable to the sales of gold concentrates. Shipping and handling costs associated with the distribution of our products were borne by the customers. The increase in cost of revenue for the six months ended June 30, 2011 when comparing with the corresponding period in 2010 was mainly attributable to additional direct cost incurred, amount to approximately $882,414, to develop and operate the gold mines in DaYuan Project, such as rental charges, direct labor and material consumed.

Gross Profit and Gross Profit Margin

Our gross profit for the three months ended June 30, 2011 and 2010 were ($0.25) million and $1.09 million and our gross margin for the sale of gold concentrate and provision of service income were approximately (21.23%) and 66.77% respectively. The negative gross profit for the three month ended June 30, 2011 can be attributed to the additional cost incurred, amount to approximately $882,414, to develop and operate the gold mines in DaYuan Project during its setup stage.

Our gross profit for the six months ended June 30, 2011 and 2010 were $0.65 million and $1.83 million and our gross margin for the sale of gold concentrate and provision of service income were approximately 25.82% and 67.09% respectively. The decrease is gross profit margin in the six month ended June 30, 2011 is mainly due to the additional cost incurred, amount to approximately $882,414, to develop and operate the gold mines in DaYuan Project during its setup stage.

General and Administrative Expenses

General and administrative expenses for the three and six months ended June 30, 2011 and 2010 comprised mainly of salaries and staff welfare expenses, legal and professional fees, entertainment expenses, traveling and hotel accommodation expenses and other expenses in connection with general operation.

Our general and administrative expenses increase $0.15 million from $0.32 million for the three months ended June 30, 2011 to $0.47 million for the three months ended June 30, 2011. Our general and administrative expenses increased $0.09 million from $0.64 million for the six months ended June 30, 2010 to $0.73 million for the six months ended June 30, 2011. The increase in general and administrative expenses was mainly attributable to the setup cost to operate the new gold mine under DaYuan Project.

Interest Income

Interest income for the three and six months ended June 30, 2011 was $24,942 and $26,153 respectively, comparing to interest income of $593 and $1,000 respectively during the same period of 2010. The increase was attributable to an increase in bank interest income.

Income Tax Expense

Our income taxes for the three and six months ended June 30, 2011 was $0.13 million and $0.32 million respectively, comparing to income taxes of $0.27 million to $0.38 million during the same period of 2010. The decrease was attributable to the decrease in gross profit and therefore net profit.

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

Hong Kong

Golden Wide is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. For the six months ended June 30, 2011 and 2010, Golden Wide suffered from an operating loss of $4,439 and generated an operating income of $136,874, respectively.

The PRC

We have generated all of our income through our subsidiaries and VIEs operating in the PRC during the three and six months ended June 30, 2011 and 2010.  Effective from January 1, 2008, all entities in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%.

Net Income

Net loss for the three and six month ended June 30, 2011 were $0.78 million and $0.33 million respectively, compared to net income of $0.52 million and $0.82 million for the same period of 2010. The decrease in net income in fiscal quarter 1 and quarter 2 of 2011 is mainly due to the additional direct cost and general and administrative cost to develop and operate the gold mines in DaYuan Project. We entered lease agreement with DaYuan Project in May 2011 and the three month ended June 30, 2011 was mainly its setup stage and has as such provided negligible revenue. Nevertheless, management believes that Da Yuan will begin to contribute to the Company with more significant revenue in the short future.

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

For the three and six months ended June 30, 2011, we utilized the exchange rates of 6.5701 and 6.5482, and in calculating the assets and liabilities, revenue and expenses, and equity, respectively, which resulted in an $106,237 and $123,539 foreign currency translation gain. For the three and six months ended June 30, 2010, we implemented the exchange rates of 6.8086 and 6.8348 in calculating the assets and liabilities, revenue and expenses, and equity, respectively, which resulted in a $6,548 and $6,880 foreign currency translation gain.

Liquidity and Capital Resources

We have committed and contracted for the acquisition of mine and mining rent payments in the next twelve months. As of June 30, 2011, we have available cash of $285,904 and suffered from a working capital deficit of $4,185,719, whereas we may not have sufficient working capital to meet with the contingent payments. Our continuation as a going concern is dependent upon the continuing financial support from our stockholders. Our management believes that the existing stockholders will provide the additional cash to meet with our obligations as they become due. However, there can be no assurance that we will be able to obtain sufficient funds to meet our obligations on a timely manner.

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

General

As of June 30, 2011 and December 31, 2010, we had cash and cash equivalents of $0.29 million and $2.43 million, respectively. The following table provides detailed information about our net cash flow for the six months ended June 30, 2011 and 2010.

Cash Flow

(All amounts in millions of U.S. dollars)
	June 30,
	2011	2010
Net cash (used in) operating activities	$(2.21)	$(0.01)
Net cash (used in) investing activities	(6.32)	(0.17)
Net cash provided by financing activities	6.37	1.39
Effect of exchange rate changes on cash	0.02	0.00
Net cash (outflow) inflow	$(2.14)	$1.21

Operating Activities:

Net cash used in operating activities was $2.21 million for the six months ended June 30, 2011, as compared to net cash used in operating activities of $0.01 million for the same period in 2010. The increase in net cash used in operating activities in the six months ended June 30, 2011 was primarily due to the decrease in net income, increase in accounts receivable, deposit and prepayment and income tax payable.

Investing Activities:

Net cash used in investing activities for the six months ended June 30, 2011 was $6.32 million, which is an increase of $6.15 million from net cash used in investing activities of $0.17 million in the same period of 2010. This increase was primarily due to the increase in the payments on mining rights and acquisition of plant and equipment.

Financing Activities:

Net cash provided by financing activities for the six months ended June 30, 2011 totaled $6.37 million, as compared to $0.17 million in the same period of 2010. The increase in net cash provided by financing activities was mainly attributable to the additional cash proceeds from external borrowings.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, financings or other relationships.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and principal financial officer.  Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. During the six months ended June 30, 2011, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal quarter ended June 30, 2011, there were no changes in our disclosure controls and procedures over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceedings.

Item 1A.  Risk Factors

There were no other material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None.

Item 6.    Exhibits

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

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated on August 19, 2011.

China ShouGuan Mining Corporation , Registrant

By:           /s/ Feize Zhang

Feize Zhang, Principal Executive Officer

By:          /s/  Ming Cheung

By: Ming Cheung, Principal Financial Officer

