Form 10-Q
period 2011-09-30
CHINA SHOUGUAN MINING Corp
filed 2011-11-21
CIK 1493893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER THE SECURITIES EXCHANGE ACT OF 1933

For the quarterly period ended September 30, 2011

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

Large accelerated filer __   Accelerated filer __   Non-accelerated filer __    Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes__ No X

As of September 30, 2011, there were 100,000,000 shares of our common stock issued and outstanding. Our common stock is not currently listed and trading on any exchange. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the $0.0001 par value price per share paid for the shares is approximately $5,918.

1

FORM 10-Q

China ShouGuan Mining Corporation

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$222,533	$2,425,494
Accounts receivable, trade	295,873	372,488
Deposits and prepayments	240,250	87,177
Prepaid mining rights, current	2,030,679	-
Total current assets	2,789,335	2,885,159

Non-current assets:
Rental deposit	4,373,770	4,234,853
Prepaid mining rights, non-current	3,514,637	-
Property, plant and equipment, net	2,841,149	344,750
Construction in progress	204,049	125,454
TOTAL ASSETS	$13,722,940	$7,590,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$870,867	$258,011
Amounts due to related parties	1,207,346	161,491
Income tax payable	-	320,600
Notes payable	4,017,306	-
Loan payable, unsecured	1,974,445	-
Accrued liabilities and other payable	99,710	142,945

Total current liabilities	8,169,674	883,047

Long-term liabilities:
Loans payable, unsecured	3,842,670	3,312,260

Total liabilities	$12,012,344	$4,195,307

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized; 100,000,000 shares issued and outstanding, respectively	10,000	10,000
Additional paid-in capital	1,476,708	1,476,708
Statutory reserve	307,458	307,458
Accumulated other comprehensive income	267,484	101,517
(Accumulated deficits) retained earnings	(351,054)	1,499,226

Total stockholders’ equity	1,710,596	3,394,909

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,722,940	$7,590,216

See accompanying notes to condensed consolidated financial statements.

 CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues, net:
- Product sales	$1,104,141	$857,215	$3,065,244	$2,901,402
- Service income	-	852,913	572,308	1,543,010
Total revenues, net	1,104,141	1,710,128	3,637,552	4,444,412

Cost of revenue	(2,423,323)	(504,750)	(4,300,662)	(1,404,660)

Gross (loss) profit	(1,319,182)	1,205,378	(663,110)	3,039,752

Operating expenses:
General and administrative	(178,857)	(463,952)	(913,418)	(1,102,617)

(Loss) income from operations	(1,498,039)	741,426	(1,576,528)	1,937,135

Other income:
Interest income	404	1,346	2,426	2,346
Other income	287	-	44,574	-

(Loss) income before income taxes	(1,497,348)	742,772	(1,529,528)	1,939,481

Income tax expense	(2,065)	(253,813)	(320,752)	(633,421)

NET (LOSS) INCOME	$(1,499,413)	$488,959	$(1,850,280)	$1,306,060

Other comprehensive income:
- Foreign currency translation gain	21,081	37,109	165,967	43,989

COMPREHENSIVE (LOSS) INCOME	$(1,478,332)	$526,068	$(1,684,313)	$1,350,049

Net (loss) income per share – Basic and diluted	$(0.01)	$0.01	$(0.02)	$0.01

Weighted average common shares outstanding – Basic and diluted	100,000,000	100,000,000	100,000,000	100,000,000

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(1,850,280)	$1,306,060
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	55,438	33,436
Amortization of prepaid mining rights	999,076	-
Changes in operating assets and liabilities:
Accounts receivable	87,411	32,657
Deposits and prepayments	(146,690)	(13,957)
Rental deposit	-	(1,173,640)
Accounts payable	594,712	134,625
Income tax payable	(326,094)	251,469
Accrued liabilities and other payable	(46,417)	(780,930)

Net cash used in operating activities	(632,844)	(210,280)

Cash flows from investing activities:
Purchase of plant and equipment	(2,500,724)	(133,757)
Payments on mining rights	(6,455,570)	-
Payments on construction in progress	(73,287)	(41,364)

Net cash used in investing activities	(9,029,581)	(175,121)

Cash flows from financing activities:
Proceeds from notes and loans payable	6,375,423	1,173,640
Advances from related parties	1,027,446	237,535

Net cash provided by financing activities	7,402,869	1,411,175

Effect of exchange rate changes on cash and cash equivalents	56,595	14,448

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,202,961)	1,040,222

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,425,494	598,288

CASH AND CASH EQUIVALENTS, END OF PERIOD	$222,533	$1,638,510

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$646,565	$381,953
Cash paid for interest	$-	$-

 See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

In the opinion of management, the consolidated balance sheet as of December 31, 2010 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011 or for any future period.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 3 GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the nine months ended September 30, 2011, the Company experienced a net loss of $1,850,280 and suffered from a working capital deficit of $5,380,339. The continuation of the Company as a going concern is dependent upon the continuing financial support from its stockholders. Management believes that the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations on a timely manner.

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

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

With the above agreements, SBCL demonstrates its ability to control SSIC, JinGuan and XinGuan as the primary beneficiaries and the operating results of the VIEs was included in the condensed consolidated financial statements for the nine months ended September 30, 2011 and 2010.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. For the nine months ended September 30, 2011 and 2010, no allowance for doubtful accounts was provided.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Cont’d.

Prepaid mining rights

Prepaid mining rights represent certain amount of lease prepayment made for the operation of the mining license of Dayuan Gold Mine under and are being amortized using a straight-line basis over its scheduled lease term.

Amortization on prepaid mining rights for the nine months ended September 30, 2011 was $999,076.

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

Depreciation expense for the three months ended September 30, 2011 and 2010 were $14,372 and $12,713, respectively.

Depreciation expense for the nine months ended September 30, 2011 and 2010 were $55,438 and $33,436, respectively.

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

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Cont’d.

Resource compensation fees

In accordance with the relevant regulations under the Chinese Law, a company that is engaged in exploiting mineral resources is required to pay a resource tax and resources compensation levy to the local government as the compensation for the depletion of mineral resources. Pursuant to “Provisional Regulations on Resources Tax of the PRC” and “Administrative Rules on the Levy of Mineral Resources Compensation ”, the amounts of the resource tax and resources compensation levy are computed on the basis of the sales revenue of mineral products. The Company was required to pay resource compensation fees of $9,835 and $85,054 for the nine months ended September 30, 2011 and 2010, and $1,031 and $2,716 for the three months ended September 30, 2011 and 2010 respectively.

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

For the three and nine months ended September 30, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2011, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30 , “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	September 30, 2011	September 30, 2010
Period-end RMB:US$1 exchange rate	6.4018	6.6981
Period average RMB:US$1 exchange rate	6.5060	6.8164

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Cont’d.

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three and nine months ended September 30, 2011, the Company operates in two reportable operating segments in the PRC.

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

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 5 DAYUAN GOLD MINING PROJECT

On May 6, 2011, the Company, through its variable interest entity, Yantai Jinguan Investment Co., Ltd. (“Yantai”), entered into a lease agreement with Longkou Dayuan Gold Mining Co. Ltd., an unrelated third party being the legal owner and holding the mining license of the Dayuan gold mine (the “Lease Property”) regarding Dayuan Gold Mine. Under the agreement, the Company agrees to pay the aggregate rental payments of approximately $20 million for a term of 10 years commencing from April 1 2011 through April 1, 2021 to obtain the right to manage and operate the Lease Property in the repayment schedule, whereas the Company is committed to pay $12 million equal to 6 years’ rental, no later than September 30, 2011 and the remainder will be paid no later than March 1, 2017. On September 25, 2011, both parties signed a Supplemental Agreement agreed to defer the aforesaid balance of payment of $6 million to March 31, 2012.

Concurrently, the Company entered into an equipment transfer agreement (the “Transfer Agreement”) with Longkou Datong Industry and Trade Co., Ltd. for the acquisition of mining assets and auxiliary equipment currently being used in the Dayuan gold mine at a purchase price of approximately $2.3 million.

As of September 30, 2011, the Company paid the prepayment for mining rights of $6.4 million. The Company expects to make the contingent payment of approximately $5.6 million in the next twelve months.

NOTE – 6 RENTAL DEPOSIT

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

On January 3, 2011, the Company and PCGM mutually agreed to extend the lease term of the Cunliji gold mine for an additional six months expiry on July 3, 2011 with all terms and conditions to remain unchanged and granted the waiver of 12-months’ rental charge for 2010 fiscal year under the operating lease agreement. Since one of the criteria, namely daily production of 80 tonnes as set out in the aforesaid operating lease agreement cannot be met, on July 3, 2011 both parties agreed to extend the lease term of the Cunliji gold mine for another six months to January 2, 2012.

As of September 30, 2011, the rental deposit amounted to $4,373,770.

NOTE – 7 AMOUNTS DUE TO RELATED PARTIES

As of September 30, 2011, amounts due to related parties represented temporary advances made by Mr. Zhang, the director of the Company and his spouse, which were unsecured, interest-free with no fixed repayment term.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 8 NOTES PAYABLE

During the nine months ended September 30, 2011, the Company received unsecured notes which were due December 31, 2011 on an extension basis and interest-free. Upon maturity date, the note holder has an option to receive the cash repayment or in lieu of the Company’s common stock.

NOTE – 9 LOANS PAYABLE, UNSECURED

During the nine months ended September 30, 2011, the Company entered into a short-term loan of $1,974,445 (equivalent to RMB12,640,000) with an independent third party, due March 8, 2012 on an extension basis, which carried annual interest at Bank of China Benchmark Lending Rate, payable at maturity.

As of September 30, 2011, the Company also held the following long-term loans payable to third parties:

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)

Loans payable to four individuals in the PRC, unsecured:

Equivalent to RMB4,650,000 with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2012	$726,358	$703,288

Equivalent to RMB9,250,000 with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2012	1,444,906	1,399,014

Equivalent to RMB8,000,000 with interest rate at 5.18% per annum, payable at its maturity, due June 14, 2012	1,249,649	1,209,958

Equivalent to RMB2,700,000 with interest rate at 5.18% per annum, payable at its maturity, due June 14, 2012	421,757	-
Total loans payable, non-current	$3,842,670	$3,312,260

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 10 INCOME TAXES

For the nine months ended September 30, 2011 and 2010, the local (United States) and foreign components of (loss) income before income taxes were comprised of the following:

	Nine months ended September 30,
	2011	2010
Tax jurisdictions from:
– Local	$-	$-
– Foreign	(1,529,528)	1,939,481
(Loss) income before income taxes	$(1,529,528)	$1,939,481

The provision for income taxes consisted of the following:

	Nine months ended September 30,
	2011	2010
Current:
– Local	$-	$-
– Foreign, representing by:
Hong Kong	-	-
The PRC	320,752	633,421

Deferred:
– Local	-	-
– Foreign	-	-
Income tax expense	$320,752	$633,421

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

Hong Kong

Golden Wide is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. For the nine months ended September 30, 2011 and 2010, Golden Wide suffered from an operating loss of $7,112 and $67,137, respectively.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 10 INCOME TAXES, Cont’d.

The PRC

The Company generated its major income from its subsidiaries and VIEs operating in the PRC for the nine months ended September 30, 2011 and 2010, which are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%. A reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2011 and 2010 is as follows:

	Nine months ended September 30,
	2011	2010

(Loss) income before income taxes	$(1,521,656)	$1,962,399
Statutory income tax rate	25%	25%

Income tax expense at the statutory rate	(380,414)	490,600
Net operating loss not recognized as deferred tax asset	380,414	76,328
Non-deductible items	320,752	66,493
Income tax expense	$320,752	$633,421

As of September 30, 2011, the Company incurred $233,262 of aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $233,262 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE – 11 SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company has no inter-segment sales for the three and nine months ended September 30, 2011 and 2010. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and nine months ended September 30, 2011 and 2010:

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 11 SEGMENT INFORMATION, Cont’d.

	Three months ended September 30, 2011
	Mining management business	Mining technical service business	Total
Operating revenues, net:
- Products	$1,104,141	$-	$1,104,141
- Service	-	-	-
Total operating revenues	1,104,141	-	1,104,141
Cost of revenues	(2,423,323)	-	(2,423,323)

Gross loss	(1,319,182)	-	(1,319,182)
Depreciation and amortization	515,413	8,621	524,034
Total assets	13,689,863	33,077	13,722,940
Expenditure for long-lived assets	$26,194	$86,918	$113,112

	Nine months ended September 30, 2011
	Mining management business	Mining technical service business	Total
Operating revenues, net:
- Products	$3,065,244	$-	$3,065,244
- Service	-	572,308	572,308
Total operating revenues	3,065,244	572,308	3,637,552
Cost of revenues	(4,160,335)	(140,327)	(4,300,662)

Gross (loss)/profit	(1,095,091)	431,981	(663,110)
Depreciation and amortization	1,035,429	19,085	1,054,514
Total assets	13,689,863	33,077	13,722,940
Expenditure for long-lived assets	$8,890,042	$139,539	$9,029,581

	Three months ended September 30, 2010
	Mining management business	Mining technical service business	Total
Operating revenues, net:
- Products	$857,215	$-	$857,215
- Service	-	852,913	852,913
Total operating revenues	857,215	852,913	1,710,128
Cost of revenues	(417,444)	(87,306)	(504,750)

Gross profit	439,771	765,607	1,205,378
Depreciation	9,336	3,377	12,713
Total assets	5,533,006	803,678	6,336,684
Expenditure for long-lived assets	$2,323	$-	$2,323

	Nine months ended September 30, 2010
	Mining management business	Mining technical service business	Total
Operating revenues, net:
- Products	$2,901,402	$-	$2,901,402
- Service	-	1,543,010	1,543,010
Total operating revenues	2,901,402	1,543,010	4,444,412
Cost of revenues	(1,270,975)	(133,685)	(1,404,660)

Gross profit	1,630,427	1,409,325	3,039,752
Depreciation	30,059	3,377	33,436
Total assets	5,533,006	803,678	6,336,684
Expenditure for long-lived assets	$175,122	$-	$175,122

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 12 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three and nine months ended September 30, 2011 and 2010, the customer who accounts for 10% or more of the Company’s revenues and its outstanding balance at period-end date, are presented as follows:

		Three months ended September 30, 2011		September 30, 2011
Customer		Revenue	Percentage of revenue	Accounts receivable, trade

Customer A		$665,059	60%	$295,873
Customer C		323,608	29%	-
Customer D		115,474	11%	-

	Total:	$1,104,141	100%	$295,873

		Nine months ended September 30, 2011		September 30, 2011
Customer		Revenue	Percentage of revenue	Accounts receivable, trade

Customer A		$2,484,215	68%	$295,873
Customer B		572,308	16%	-

	Total:	$3,056,523	84%	$295,873

		Three months ended September 30, 2010		September 30, 2010
Customer		Revenue	Percentage of revenue	Accounts receivable, trade

Customer A		$857,215	50%	$-
Customer B		852,913	50%	-

	Total:	$1,710,128	100%	$-

		Nine months ended September 30, 2010		September 30, 2010
Customer		Revenue	Percentage of revenue	Accounts receivable, trade

Customer A		$2,901,402	65%	$-
Customer B		1,247,066	28%	-

	Total:	$4,148,468	93%	$-

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 12 CONCENTRATIONS OF RISK , Cont’d.

(b) Major vendors

For the three and nine months ended September 30, 2011 and 2010, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

		Three months ended September 30, 2011		September 30, 2011
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor B		$32,425	15%	$20,498
Vendor C		37,443	17%	-
Vendor D		36,116	17%	-
Vendor E		27,168	12%	13,552

	Total:	$133,152	61%	$34,050

		Nine months ended September 30, 2011		September 30, 2011
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$273,795	31%	$-
Vendor B		224,143	25%	20,498

	Total:	$497,938	56%	$20,498

		Three months ended September 30, 2010		September 30, 2010
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$156,823	39%	$57,927
Vendor B		84,256	21%	22,028
Vendor C		50,333	12%	134,411

	Total:	$291,412	72%	$214,366

		Nine months ended September 30, 2010		September 30, 2010
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$450,612	39%	$57,927
Vendor B		259,650	23%	22,028
Vendor C		151,007	13%	134,411

	Total:	$861,269	75%	$214,366

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 12 CONCENTRATIONS OF RISK , Cont’d.

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

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 13 COMMITMENTS AND CONTINGENCIES

(a)           Operating leases

The Company is committed under various non-cancelable operating leases for office premises and mine operating rights with the terms ranging from 12 months to 10 years, with fixed monthly rentals, due through April 2021. Total rent expenses for the nine months ended September 30, 2011 and 2010 was $1,067,918 and $180,750, respectively.

As of September 30, 2011, the Company has the aggregate future minimum rental payments due under these non-cancelable operating leases, as follows:

	Operating lease commitments
	Office premises	Mine operating rights	Total
Year ending September 30,
2012	$43,449	$6,092,037	$6,135,486
2013	-	-	-
2014	-	-	-
2015	-	-	-
2016	-	-	-
Thereafter	-	8,122,715	8,122,715

Total:	$43,449	$14,214,752	$14,258,201

(b)           Contractual obligations

As of September 30, 2011, the Company has future contingent payments of approximately $5.6 million to acquire the mine under the contracts in the next twelve months.

NOTE – 14 SUBSEQUENT EVENTS

On December 28, 2010, our Form S-1 registration statement (the “Registration Statement”) was declared effective by the SEC, allowing us to sell a total of 1,000,000 shares of our common stock and raise a total of $500,000, which we intend to use to implement our business operations (the “Offering”).  The Offering was expired on June 26, 2011 as stated in the Registration Statement and the Board of Directors of the Company has held a special meeting and resolved to extend the offering period for an additional 180 days. As of October 30, 2011 we closed the offering after having raised a total of $200,000.  On a per share basis, the offering represented a 60% discount to the original offering price. This offering was the initial public offering of common stock of China Shouguan Mining Corporation, no public market currently exists for our securities or the shares being offered.

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

On May 4, 2009, the Company, through BSL and its VIE, XinGuan, entered into a Master Agreement, an Operating Lease agreement and an Acquisition Agreement with Penglai City Gold Mining Holding Co. Ltd. The Master Agreement sets out the general terms of the Operating Lease agreement and the Acquisition Agreement. Pursuant to the Operating Lease Agreement, XinGuan agreed to pay a monthly rent of $15,636 (RMB 100,000) for the right to lease and manage the gold mine for a term of 20 months, with a rental deposit of $3,147,178 (equivalent to RMB 20 million). Pursuant to the terms of the Acquisition Agreement, XinGuan agreed to acquire the gold mine for a purchase consideration of $5,089,803 if the following conditions are satisfied upon the expiry of the operating lease  agreement: 1) average daily ore production from the CunliJi Mine has reached 80 tons ore more for the year 2010,  and 2) the mine has obtained ISO (or equivalent) certification on or before January 3, 2011. Upon successful closing of the acquisition, the aforesaid rental deposit would become part of the purchase consideration. If the mining operations do not meet the above production levels, the rental deposit will be refunded in full to XinGuan.

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

Total mining production of the Cunliji Mine Area during the three months ended September 30, 2011 was approximately 905.97 tons of gold ore or a monthly average of 301.96 tons, with an average gold grade of 6.27g/t whilst total mining production during the three months ended September 30, 2010 were approximately 2,432.00 tons of gold ore or a monthly average of 810.67 tons, with an average gold grade of 10.33 g/t. Gold concentrate sold for the three months ended September 30, 2011 and September 30, 2010 were 4.726kg and 21.710 kg respectively.

The production level, in units of daily tonnage of raw mineral rocks extracted, average 33.55 tons/day during the third quarter of 2011 and 32.43 tons/day during the third quarter of 2010.

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

The following table set forth key components of our results of operations for the three months and nine months ended September 30, 2011 and 2010. All numbers referenced are in U.S. Dollars:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Revenues, net
- Product sales	$1,104,141	$857,215	$3,065,244	$2,901,402
- Service income	-	852,913	572,308	1,543,010
Total revenues, net	1,104,141	1,710,128	3,637,552	4,444,412

	(2,423,323)	(504,750)	(4,300,662)	(1,404,660)

Gross (loss) profit	(1,319,182)	1,205,378	(663,110)	3,039,752

Operating expenses:
General and administrative	(178,857)	(463,952)	(913,418)	(1,102,617)

Income (loss) from operations	(1,498,039)	741,462	(1,576,528)	1,973,135

Other income:
Interest income	404	1,346	2,426	2,346
Other income	287	-	44,574	-

(Loss) income before income taxes	(1,497,348)	742,772	(1,529,528)	1,939,481

Income tax expense	(2,065)	(253,813)	(320,752)	(633,421)

NET (LOSS) INCOME	$(1,499,413)	$488,959	$(1,850,280)	$1,306,060

Other comprehensive income:
- Foreign currency translation gain	21,081	37,109	165,967	43,989

COMPREHENSIVE (LOSS) INCOME	$(1,478,332)	$526,068	$(1,684,313)	$1,350,049

Net (loss) income per share – Basic and diluted	$(0.01)	$0.00	$(0.02)	$0.01+

Weighted average shares outstanding – basic and diluted	10 0,000,000	100,000,000	1 00,000,000	100,000,000

Net Revenues

We commenced gold mining activity in May 2009 and began selling of gold concentrate in July 2009. Gold concentrate is mainly sold to smelting plants in the Shandong Province, PRC. Apart from the selling of gold concentrate, we also provide mining consulting and technical services through our own experts.

Revenue for the three and nine months ended September 30, 2011 and 2010 comprised the following:

Three months ended	30-September-11%		30-September-10%
Sales revenue
- Product	$1,104,141	100.00	$857,215	50.13
- Service	-	-	852,913	49.87
	$1,104,271	100.00	$1,710,128	100.00

Nine months ended
Sales revenue
- Product	$3,065,244	84.27	$2,901,402	65.28
- Service	572,308	15.73	1,543,010	34.72
	$3,637,552	100.00	$4,444,412	100.00

Three months ended
Cost of sales
- Product	$2,423,323	99.90	$417,444	82.70
- Service	-	0.10	87,306	17.30
	$2,423,323	100.00	$504,750	100.00
Nine months ended
Cost of sales
- Product	$4,160,335	96.70	$1,270,975	90.48
- Service	140,327	3.30	133,685	9.52
	$4,300,662	100.00	$1,404,660	100.00

Three months ended
Gross (Loss)/Profit
- Product	$(1,319,182)	99.82	$439,771	36.48
- Service	-	0.18	765,607	63.52
	$(1,319,182)	100.00	$1,205,378	100.00
Nine months ended
Gross Profit
- Product	$(1,095,091)	164.78	$1,630,427	53.64
- Service	431,981	(64.78)	1,409,325	46.36
	$(663,110)	100.00	$3,039,752	100.00

Three months ended
Gross Profit Margin
- Product	(119.48)	N/A	51.30	N/A
- Service	N/A	N/A	89.76	N/A

Nine months ended
Gross Profit Margin
- Product	(35.73)	N/A	56.19	N/A
- Service	75.23	N/A	91.34	N/A

Revenue

Revenue generated from product sales for the three months ended September 30, 2011 and September 30, 2010 was $1.10 million and $0.86 million which represented 100.00% and 50.13% of our total revenues, respectively. The increase of revenue derived from product sales for the three months ended September 30, 2011 when comparing with the corresponding period in 2010 was mainly attributable to the increase of world’s gold price.

Revenue generated from services income for the three months ended September 30, 2011 and September 30, 2010 was nil and $0.85 million which represented 0% and 49.87% of our total revenue respectively. There was no services income generated for the three months ended September 30, 2011 due to the expiration of the provision of mining consulting and technical services to Longkou Shi Hou de Gold Company Limited on March 31, 2011.

Revenue generated from product sales for the nine months ended September 30, 2011 and September 30, 2010 was $3.07million and $2.90 million which represented 84.27% and 65.28% of our total revenues, respectively. The decrease of revenue derived from product sales for the nine months ended September 30, 2011 when comparing with the corresponding period in 2010 was mainly attributable to a decrease in gold concentrate sold as a result of comparatively lowered gold grade in the area mined during the nine months ended September 30, 2011 offset by increase of world’s gold price.

Revenue generated from services income for the nine months ended September 30, 2011 and September 30, 2010 was $0.57 million and $1.54 million which represented 15.73% and 34.72% of our total revenue respectively. The decrease of revenue derived from service for the nine months ended September 30, 2011 when comparing with the corresponding period in 2010 was mainly attributable to the expiration of the provision of mining consulting and technical services to Longkou Shi Hou de Gold Company Limited on March 31, 2011.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2011 and 2010 were $2.42 million and $0.50 million respectively, cost of revenue consisted primarily of direct materials, direct labor, sub-contracting mining fee, extracting fees, mine rental expenses and other operating overhead, which were primarily attributable to the sales of gold concentrates. Shipping and handling costs associated with the distribution of our products were borne by the customers. The increase in cost of revenue for the three months ended September 30, 2011 when comparing with the corresponding period in 2010 was mainly attributable to additional direct cost incurred, amount to approximately $2,273,467, to develop and operate the gold mines in DaYuan Project, such as rental charges, direct labor and material consumed.

Cost of revenue for the nine months ended September 30, 2011 and 2010 were $4.30 million and $1.40 million respectively, cost of revenue consisted primarily of direct materials, direct labor, sub-contracting mining fee, extracting fees, mine rental expenses and other operating overhead, which were primarily attributable to the sales of gold concentrates. Shipping and handling costs associated with the distribution of our products were borne by the customers. The increase in cost of revenue for the nine months ended September 30, 2011 when comparing with the corresponding period in 2010 was mainly attributable to additional direct cost incurred, amount to approximately $3,155,881, to develop and operate the gold mines in DaYuan Project, such as rental charges, direct labor and material consumed.

Gross Profit and Gross Profit Margin

Our gross profit for the three months ended September 30, 2011 and 2010 were ($1.32) million and $1.21 million and our gross margin for the sale of gold concentrate and provision of service income were approximately (119.48%) and nil respectively. The negative gross profit for the three months ended September 30, 2011 can be attributed to the additional cost incurred, amount to approximately $2,273,467, to develop and operate the gold mines in DaYuan Project during its setup stage.

Our gross profit for the nine months ended September 30, 2011 and 2010 were ($0.66) million and $3.04 million and our gross margin for the sale of gold concentrate and provision of service income were approximately (35.73%) and 75.23% respectively. The decrease is gross profit margin in the nine month ended September 30, 2011 is mainly due to the additional cost incurred, amount to approximately $3,155,881, to develop and operate the gold mines in DaYuan Project during its setup stage.

General and Administrative Expenses

General and administrative expenses for the three and nine months ended September 30, 2011 and 2010 comprised mainly of salaries and staff welfare expenses, legal and professional fees, entertainment expenses, traveling and hotel accommodation expenses and other expenses in connection with general operation.

Our general and administrative expenses decrease $0.29 million from $0.46 million for the three months ended September 30, 2010 to $0.18 million for the three months ended September 30, 2011. Our general and administrative expenses decreased $0.19 million from $1.10 million for the nine months ended September 30, 2010 to $0.91 million for the nine months ended September 30, 2011. The decrease in general and administrative expenses was mainly attributable to the cost efficiency.

Interest Income

Interest income for the three and nine months ended September 30, 2011 was $404 and $2,426 respectively, comparing to interest income of $1,346 and $2,346 respectively during the same period of 2010. The increase for the nine months period was attributable to an increase in bank interest income.

Income Tax Expense

Our income taxes for the three and nine months ended September 30, 2011 was $0.0021 million and $0.32 million respectively, comparing to income taxes of $0.25 million to $0.63 million during the same period of 2010. The decrease was attributable to the decrease in gross profit and therefore net profit.

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

Hong Kong

Golden Wide is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. For the nine months ended September 30, 2011 and 2010, Golden Wide suffered from an operating loss of $7,112 and generated an operating income of $67,137, respectively.

The PRC

We have generated all of our income through our subsidiaries and VIEs operating in the PRC during the three and nine months ended September 30, 2011 and 2010.  Effective from January 1, 2008, all entities in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%.

Net Income

Net loss for the three and nine months ended September 30, 2011 was $1.50 million and $1.85 million respectively, compared to net income for the three and nine months ended September 30, 2010 of $0.49 million and $1.31 million. The decrease in net income in the first three quarters of 2011 is mainly due to the additional direct cost and general and administrative cost to develop and operate the gold mines in DaYuan Project. We entered lease agreement with DaYuan Project in May 2011 and the three months ended September 30, 2011 was mainly its setup stage and has as such provided negligible revenue. Nevertheless, management believes that Da Yuan will begin to contribute to the Company with more significant revenue in the short future.

Foreign Currency Translation Gains

Our operating subsidiaries are located in China. Our operating subsidiaries purchase substantially all products and render all services in China, and receive payments from customers in China using RMB as the functional currency. We do not engage in currency hedging.

On July 21, 2005, China reformed its foreign currency exchange policy, revalued the RMB by 2.1 percent and allowed the RMB to appreciate as much as 0.3 percent per day against the U.S. dollar. As a result, we implemented different exchange rates in translating RMB into U.S. dollars in our financial statements for the third quarter of 2011 and 2010.

For the three and nine months ended September 30, 2011, we utilized the exchange rates of 6.4018 and 6.5060, and in calculating the assets and liabilities, revenue and expenses, and equity, respectively, which resulted in an $21,080 and $165,967 foreign currency translation gain. For the three and nine months ended September 30, 2010, we implemented the exchange rates of 6.6981 and 6.8164 in calculating the assets and liabilities, revenue and expenses, and equity, respectively, which resulted in a $37,109 and $43,989 foreign currency translation gain.

Liquidity and Capital Resources

We have committed and contracted for the acquisition of mine and mining rent payments in the next twelve months. As of September 30, 2011, we have available cash of $222,533 and suffered from a working capital deficit of $5,380,339, whereas we may not have sufficient working capital to meet with the contingent payments. Our continuation as a going concern is dependent upon the continuing financial support from our stockholders. Our management believes that the existing stockholders will provide the additional cash to meet with our obligations as they become due. However, there can be no assurance that we will be able to obtain sufficient funds to meet our obligations on a timely manner.

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

General

As of September 30, 2011 and December 31, 2010, we had cash and cash equivalents of $0.22 million and $2.43 million, respectively. The following table provides detailed information about our net cash flow for the nine months ended September 30, 2011 and 2010.

Cash Flow

(All amounts in millions of U.S. dollars)
	September 30,
	2011	2010
Net cash (used in) operating activities	$(0.63)	$(0.21)
Net cash (used in) investing activities	(9.03)	(0.18)
Net cash provided by financing activities	7.40	1.42
Effect of exchange rate changes on cash	0.06	0.01
Net cash (outflow) inflow	$(2.20)	$1.04

Operating Activities:

Net cash used in operating activities was $0.63 million for the nine months ended September 30, 2011, as compared to net cash used in operating activities of $0.21 million for the same period in 2010. The increase in net cash used in operating activities in the nine months ended September 30, 2011 was primarily due to the decrease in net income, decrease in accounts receivable, deposit and prepayment and income tax payable.

Investing Activities:

Net cash used in investing activities for the nine months ended September 30, 2011 was $9.03 million, which is an increase of $8.85 million from net cash used in investing activities of $0.18 million in the same period of 2010. This increase was primarily due to the increase in the payments on mining rights and acquisition of plant and equipment.

Financing Activities:

Net cash provided by financing activities for the nine months ended September 30, 2011 totaled $7.40 million, as compared to $1.42 million in the same period of 2010. The increase in net cash provided by financing activities was mainly attributable to the additional cash proceeds from external borrowings.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, financings or other relationships.

Registration Statement

On December 28, 2010, our Form S-1 registration statement (the “Registration Statement”) was declared effective by the SEC, allowing us to sell a total of 1,000,000 shares of our common stock and raise a total of $500,000, which we intend to use to implement our business operations (the “Offering”).  The Offering was expired on June 26, 2011 as stated in the Registration Statement and the Board of Directors of the Company has held a special meeting and resolved to extend the offering period for an additional 180 days. As of October 30, 2011 we closed the offering after having raised a total of $200,000.  On a per share basis, the offering represented a 60% discount to the original offering price. This offering was the initial public offering of common stock of China Shouguan Mining Corporation, no public market currently exists for our securities or the shares being offered.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and principal financial officer.  Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. During the nine months ended September 30, 2011, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal quarter ended September 30, 2011, there were no changes in our disclosure controls and procedures over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures over financial reporting.

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

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated on November 21, 2011.

China ShouGuan Mining Corporation , Registrant

By:           /s/ Feize Zhang

Feize Zhang, Principal Executive Officer

By:          /s/  Ming Cheung

By: Ming Cheung, Principal Financial Officer

