Form 10-K
period 2011-12-31
CHINA SHOUGUAN MINING Corp
filed 2012-04-24
CIK 1493893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER THE SECURITIES ACT OF 1933

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes No x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes x     No ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ¨  No x

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

  Large accelerated filer ¨           Accelerated filer ¨

  Non-accelerated filer ¨             Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ¨ No x

Issuer's revenues for the year ended were $3,821,173.

As of March 31, 2012, there were 101,000,000 shares of our common stock issued and outstanding. Our common stock is not currently listed and trading on any exchange. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the $0.0001 par value price per share paid for the shares is approximately $5,918.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

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

Revenues are derived from the sales of gold concentrates, the principal raw material used in gold smelting operation to produce gold. All mining operations are outsourced to Wenzhou Mine Engineering Construction Group Co. Ltd. (“WMEC”), an independent third-party subcontractor, and we only take possession of the gold concentrates when they are sold to smelters. At that time, the selling prices are determined from two factors, the amount of gold in the gold concentrates and the price of gold on the date of sale.  The amount of gold in the gold concentrates is determined and agreed upon between the Company and the smelters and then the selling price is determined according to the official gold price at the time of sale as indicated by the Shanghai Gold Exchange (http://www.sge.sh), an entity governed by the PRC Government). On the consulting side, revenues are derived on a project-by-project basis and payment is collected as we complete our service as outlined in the scope of each individual project.

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

On December 28, 2010, our Form S-1 registration statement (the “Registration Statement”) was declared effective by the SEC, allowing us to sell a total of 1,000,000 shares of our common stock and raise a total of $500,000, which we intend to use to implement our business operations (the “Offering”). The Offering was expired on June 26, 2011 as stated in the Registration Statement and the Board of Directors of the Company has held a special meeting and resolved to extend the offering period for an additional 180 days. On October 30, 2011, the Company consummated the sale to 19 accredited investors of an aggregate of 1,000,000 shares of its common stock, par value $0.0001, at a per share price of $0.201, or $201,000 in the aggregate, pursuant to certain subscription agreements. These shares were subsequently issued on January 12, 2012. This offering was the initial public offering of common stock of China Shouguan Mining Corporation, no public market currently exists for our securities or the shares being offered.

Corporate History and Structure

China ShouGuan Mining Corporation was incorporated in the State of Nevada on May 4, 2010. On May 27, 2010, Harry Orfanos, our original director and incorporator in the State of Nevada, resigned as our President and Chief Executive Officer and the Board of Directors appointed Mr. Feize Zhang to serve as our President, Treasurer, Chief Executive Officer and Director, Mr. Ming Cheung as Secretary, Chief Financial Officer and Director and Mr.Jingfeng Lv as Chief Technical Officer.

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

On May 4, 2009, the Company, through BSL and its VIE, XinGuan, entered into a Master Agreement, an Operating Lease Agreement and an Acquisition Agreement with Penglai City Gold Mining Holding Co. Limited (PCGM), an unrelated third party which is the legal owner and holds the PRC State license to the Cunli Ji Mine. The Master Agreement sets out the general terms of the Operating Lease Agreement and the Acquisition Agreement. Pursuant to the terms of the Operating Lease Agreement, XinGuan agrees to pay a monthly rent of $14,641 (RMB 100,000) for the right to lease and manage the gold mine for a term of 20 months, with a rental deposit of $2,925,174 (RMB 20 million). Pursuant to the terms of the Acquisition Agreement, XinGuan agrees to acquire the gold mine for a purchase consideration of $5,089,803 if the following conditions are satisfied upon the expiration of the Operating Lease Agreement: 1) average daily ore production from the Cunli Ji Mine has reached production of 80 tons of ore or more for the year 2010, and 2) the Cunli Ji mine has obtained ISO (or equivalent) certification on or before January 3, 2011, which was subsequently extended to January 3, 2012. On January 3, 2012 the above transaction was closed. The Cunli Ji Mine was acquired by the Company and the rental deposit became part of the purchase consideration.

On September 1, 2009, XinGuan entered into a Construction Project Agreement with Jinhai Mine Underground Engineering Ltd. ("Jinhai"), an unrelated third party, to carry out the underground mining and ancillary work at the CJ Mine. Jinhai will conduct all underground mining activities and construction work in accordance with the design and work drawings provided by XinGuan on a monthly basis and will be required to meet all regulatory and safety standards specified by XinGuan and the PRC for underground mining operations in the Shandong Province. The Agreement was effective on September 1, 2009 and was valid for one year. Through mutual consent by both parties, this Agreement was renewed on August 28, 2010 for an additional year until August 28, 2011, with the contracted prices and all other terms unchanged. No relationship exists between Jinhai, the subcontractor we rely on for all of our mining operations in the PRC, and Penglai City Gold Mining Holding Co. Limited, the legal owner and holder of the PRC State license to the Cunli Ji Mine; they are unrelated parties.  On September 30, 2010, XinGuan and Jinhai mutually agreed to terminate the renewed agreement unconditionally effective from November 1, 2010. On October 1, 2010, XinGuan entered into another Construction Project Agreement with Wenzhou Mine Engineering Construction Group Co. Ltd. (“WMEC”), an unrelated third party, to carry out the underground mining and ancillary work at the Cunli Ji Mine. WMEC will conduct all underground mining activities and construction work in accordance with the design and work drawings provided by XinGuan on a monthly basis and will be required to meet all regulatory and safety standards specified by XinGuan and the PRC for underground mining operations in the Shandong Province. The Agreement was effective on October 1, 2010 and was valid for one year. It was further renewed for another year until September 30, 2012.

On June 18, 2010, XinGuan paid an additional amount of $1,309,679 to PCGM as an additional rental deposit on the same terms as the original agreement. The additional deposit would become part of the purchase consideration upon successful closing of the acquisition or will be refunded in full if the mining operations do not meet the production levels set forth in the agreement.

The following contractual agreements were entered into with unrelated third parties with regard to the operation of the Cunli Ji Mine:

1.	Master Agreement signed on May 4, 2009 between XinGuan and Penglai City Gold Mining Holding Co. Ltd. - Sets out the general terms of the Operating Lease Agreement and the Acquisition Agreement.

2.	Operating Lease Agreement signed on May 4, 2009 between XinGuan and Penglai City Gold Mining Holdings Co. Ltd. - XinGuan agreed to pay a monthly rent for the right to lease and manage the CJ Mine for a term of 20 months.

3.	Acquisition Agreement signed on May 4, 2009 between XinGuan and Penglai City Gold Mining Holding Co. Ltd. - XinGuan has the option to purchase the CJ Mine on or before January 3, 2011 if certain production and licensing conditions are met. The Agreement was subsequently extended to January 3, 2012. On January 3, 2012 the above transaction was closed and the Cunli Ji Mine was acquired by the Company.

4.	Construction Project Agreement, renewed and new agreement signed on same terms and conditions for an additional one year period on August 28, 2010 between XinGuan and Jinhai Mine Underground Engineering Limited. On September 30, 2010, XinGuan and Jinhai mutually agreed to terminate the renewed agreement unconditionally effective from November 1, 2010. On October 1, 2010, XinGuan entered into another Construction Project Agreement with WMEC, an unrelated third party, to carry out the underground mining and ancillary work at the Cunli Ji Mine. The Agreement was effective on October 1, 2010 and was valid for one year. It was further renew for another year until September 30, 2012.

5.	Gold Concentrate Processing Agreement, signed on July 1, 2009 between XinGuan and Shandong Humon Smelting Co., Ltd.

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

120°
121°
122°
37° 51′
37° 30′
37°
36° 30′
North
Yellow Sea
Penglai City
Longkou City
Dxindian
Cunliji
Dayuan
Fushan
Yantai City
Weihai City
Highway
Zhaoyuan City
Qixia City
Laishan
Wendeng City
Rongcheng City
309
204
Laiyang City
Rushan City
Laixi City
Haiyang City
Yellow Sea
Map Of Shandong Province
Date: August 12 , 2010
20
0
20
40
60
80km
Mine Location

Mining Areas:

Cunli Ji Mine consists of three mining and exploration areas namely, Cunliji Mining Area (”Cunliji”), Jiyingshan Exploration Area (”Jiyingshan”) and Chenjiagou Exploration Area (”Chenjiagou”).  The Cunliji Mining Area has an exploration right and a mining right while both Jiyingshang and Chenjiagou each has an exploration right. Geographically, Jiyingshan locates in the middle of the whole site; Chenjiagou on west to northwestern side; and Cunliji on the southeast side.

Location and Access:

The Cunli Ji Mine is an underground mine located in Cunliji Town, Penglai, Shandong Province in the PRC covering a site area of 0.425 sq. km. The geological coordinate of the mine is EL120°50′15″ ~ EL120°50′49″ and NL37°33′31″ ~ NL37°32′12″. The CJ Mine consists of three mining areas, 1) Cunliji Mining Area (“Cunliji”), 2) Jiyingshan Exploration Area (“Jiyingshan”) and 3) Chenjiagou Exploration Area (“Chenjiagou”). Jiyingshan locates roughly in the middle of the Cunli Ji Mine, Chenjiagou on the west–northwest region and Cunliji on the southeast region. The whole site is 35 km to the south of Penglai City, Shandong Province and 5 km to the east of Cunliji Town. It is under administrative division of Cunliji Town, Penglai City. There is 30 km from the west of the Cunli Ji Mine to Longkou Port and 60 km from the east of the Cunli Ji Mine to Yantai Port. The Cunli Ji Mine is easily accessible by interlinked highways including the Mou-Huang Highway (running from Mouping to Huang County) and the Peng-Qing Highway (running from Penglai to Qingdao). Access to the underground workings at the Cunli Ji Mine is via a ramp from the surface and connecting numerous levels.

 Identifying Information of the Cunli Ji Mine:

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

Area of the Cunli Ji Mine:

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

Equipment, Infrastructure and Other Facilities of the Cunli Ji Mine:

Mining equipment of the Cunli Ji Mine mainly includes exploration machinery, ore mining machinery and mineral processing machinery.  The machinery includes drillers, belt conveyor, lift trucks, mining crusher, grinding mill, revolving screens, sand washer, etc.  Site infrastructure includes roads, water supply system, electric supply system, warehouses, living quarters, dining facilities and an administration building.

Current State of Exploration

As of the date of this report, the Cunli Ji Mine property is without known reserves.

For the fiscal year 2011, total mining production of the Cunliji Mine Area was approximately 9,614 tons of gold ore or a monthly average of 801 tons, with an average gold grade of 5.91 g/t. Gold concentrate sold in 2011 was 43 kg. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 42 tons/day during the fiscal year 2011.  Both the Jiyingshan Exploration Area and the Chenjiagou Exploration Area are exploratory in nature.  First stage geochemical surveys have been completed. We have no detailed plan to survey these properties at this time.

Dayuan Gold Mine (“Dayuan Mine”)

Equipment, Infrastructure and Other Facilities of the Dayuan Mine:

Mining equipment of the Dayuan Mine mainly includes exploration machinery, ore mining machinery and mineral processing machinery.  The machinery includes drillers, belt conveyor, lift trucks, mining crusher, grinding mill, revolving screens, sand washer, etc.  Site infrastructure includes roads, water supply system, electric supply system, warehouses, living quarters, dining facilities and an administration building.

Current State of Exploration

The Dayuan Mine commenced operation in July 2011. Mining production of the Dayuan Mine for the three months ended September 2011 was approximately 8,869 tons of gold ore or a monthly average of 2,956 tons, with an average gold grade of 1.95 g/t. Gold concentrate sold for the three months ended September 30, 2011 was 14.6 kg, respectively. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 118 tons/day during the fiscal year 2011. The operation was halted in the fourth quarter of 2011 due to (i) mine restructuring and exploration; (ii) technology improvement; and (iii) government energy-saving program which resulted in electricity supply cut-down in December 2011.

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

The PRC’s legal system is a civil law system based on written statutes, in which system-decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and/or criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties that are unclear at this time. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We are considered a “foreign persons” or “foreign funded” enterprise under PRC laws, and as a result, we are required to comply with PRC laws and regulations. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of any PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

·	levying fines;

·	revoking our business and other licenses;

·	requiring that we restructure our ownership or operations; and/or

·	requiring that we discontinue any portion or all of our business operations in the PRC.

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

Most of our sales revenue and expenses are denominated in Renminbi. Under PRC law, the Renminbi is currently convertible under the "current account," which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, the PRC operating subsidiaries and VIEs of BSL may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside China that are denominated in foreign currencies.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not currently own any properties.

The Company’s headquarters is located in Futian District, Shenzhen, China.  The address is Room 3207, New World Center, 6009 Yitian Road, Futian District, Shenzhen, China.  The monthly rental for the office is $3,480 with a contract lease period from March 1, 2009 to March 1, 2011. The contract was renewed in March 2011 for a year from March 1, 2011 to March 1, 2012 and the monthly rental is $6,360.

The Company has a branch office in the City of YanTai, ShanDong, China with the address of Room 501-505, Lantian International Building, 59 Changjiang Road, Development District, Yantai, China.  The rent is $1,923 per month with a contract lease period from March 1, 2010 to February 28, 2011. The contract was renewed in March 2011 for a year from March 1, 2011 to February 29, 2012 and the monthly rental is RMB13,131 or $2,067.

On May 6, 2011, the Company, through its variable interest entity, Yantai Jinguan Investment Co., Ltd. (“Yantai”), entered into a lease agreement with Longkou Dayuan Gold Mining Co. Ltd., an unrelated third party being the legal owner and holding the mining license of the Dayuan gold mine (the “Lease Property”) regarding Dayuan Gold Mine. Under the agreement, the Company agrees to pay the aggregate rental payments of approximately $20 million for a term of 10 years commencing from April 1, 2011 through April 1, 2021 to obtain the right to manage and operate the Lease Property in the repayment schedule, whereas the Company is committed to pay $12 million equal to 6 years’ rental, no later than September 30, 2011 and the remainder will be paid no later than March 1, 2017. On September 25, 2011, both parties signed a Supplemental Agreement agreed to defer the aforesaid balance of payment of $6 million to March 31, 2012. On March 30, 2012, the payment was agreed to extend further to September 30, 2012.

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

Item 4. Mine Safety Disclosure

Not applicable.

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No public market currently exists for shares of our common stock.  Pursuant to a registration statement on Form S-1 filed with the SEC on July 1, 2010 and made effective on December 28, 2010, we closed the offering on October 30, 2011. This offering was the initial public offering of common stock of China Shouguan Mining Corporation, no public market currently exists for our securities or the shares being offered. We are in the process of filing a request on the Over-the-Counter Bulletin Board to have our shares listed and trading, however, there are no guarantees our stock will ever be listed and/or traded on any national exchange.

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

Income Statement Data:	Year ended December 31,
	2011	2010
Sales revenue
-Product	$3,244,290	$3,927,051
-Service	$576,883	$2,525,440
	$3,821,173	$6,452,491
Cost of sales
-Product	$(4,731,501)	$(1,547,462)
-Service	$(144,290)	$(198,983)
	$(4,875,791)	$(1,746,445)
Gross (loss) profits	$(1,054,618)	$4,706,046
Administrative expenses	$(1,192,318)	$(1,271,350)
Interest expenses	$(95,149)	$-
Interest income	$2,929	$3,684
Other income	$44,931	$-
Income tax expenses	$(323,317)	$(949,645)
Net (loss) income	$(2,617,542)	$2,488,735
Net (loss) income per share (Basic and diluted)	$(0.03)	$0.02

Balance Sheet Data:	Dec 31, 2011	Dec 31, 2010
Cash and cash equivalents	$339,870	$2,425,494
Total assets	$15,367,117	$7,590,216
Total liabilities	$14,296,682	$4,195,307
Total stockholders' equity	$1,070,435	$3,394,909
		-

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

We currently rely on one subcontractor for all of our mining operations in the PRC - Wenzhou Mine Engineering Construction Group Co. Ltd. (“WMEC”), which means our operations are affected by their performance and whose activities are substantially outside of our control. If WMEC fails to achieve the conditions set forth in our agreement with them, e.g. monthly extraction volumes, gold concentrate processing volumes, etc., or they otherwise fail to perform their obligations to us, we may be forced to terminate their services, which would cause delays in our mineral production, require that we identify and engage one or more other third-party contractors to do the work WMEC was doing, all of which would adversely affect our operating results. No relationship exists between WMEC, the subcontractor we rely on for all of our mining operations in the PRC, and Penglai City Gold Mining Holding Co. Limited, the legal owner and holder of the PRC State license to the CunliJi Mine; they are unrelated parties.

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

On May 4, 2009, the Company, through BSL and its VIE, XinGuan, entered into a Master Agreement, an Operating Lease agreement and an Acquisition Agreement with Penglai City Gold Mining Holding Co. Ltd. The Master Agreement sets out the general terms of the Operating Lease agreement and the Acquisition Agreement. Pursuant to the Operating Lease Agreement, XinGuan agreed to pay a monthly rent of $14,641 (RMB 100,000) for the right to lease and manage the gold mine for a term of 20 months, with a rental deposit of $2,925,174 (equivalent to RMB 20 million). Pursuant to the terms of the Acquisition Agreement, XinGuan agreed to acquire the gold mine for a purchase consideration of $5,089,803 if the following conditions are satisfied upon the expiry of the operating lease agreement: 1) average daily ore production from the Cunli Ji Mine has reached 80 tons ore more for the year 2010, and 2) the mine has obtained ISO (or equivalent) certification on or before January 3, 2011. The above agreement was subsequently extended to January 3, 2012. On January 3, 2012 the above transaction was closed. The Cunliji Mine was acquired by the Company and the rental deposit became part of the purchase consideration.

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

On October 1, 2010, XinGuan entered into another Construction Project Agreement with Wenzhou Mine Engineering Construction Group Co. Ltd. (“WMEC”), an unrelated third party, to carry out the underground mining and ancillary work at the CJ Mine. WMEC will conduct all underground mining activities and construction work in accordance with the design and work drawings provided by XinGuan on a monthly basis and will be required to meet all regulatory and safety standards specified by XinGuan and the PRC for underground mining operations in the Shandong Province. The Agreement was effective on October 1, 2010 and was valid for one year. It was further renewed for another year until September 30, 2012.

On June 18, 2010, XinGuan paid an additional amount of $1,309,679 to Penglai City Gold Mining Holding Co. Ltd as an additional rental deposit, with the same terms stated in the acquisition agreement, such additional deposit would became part of the purchase consideration upon successful closing of the acquisition.

On May 6, 2011, the Company, through its VIE, Yantai Jinguan Investment Co., Ltd. (“Yantai”), entered into a lease agreement with Longkou Dayuan Gold Mining Co. Ltd., an unrelated third party being the legal owner and holding the mining license of the Dayuan Gold Mine (“Dayuan Mine”) regarding Dayuan Gold Mine. Under the agreement, the Company agrees to pay the aggregate rental payments of approximately $20 million for a term of 10 years commencing from April 1, 2011 through April 1, 2021 to obtain the right to manage and operate Dayuan Gold Mine in the repayment schedule, whereas the Company is committed to pay $12 million equal to 6 years’ rental, no later than September 30, 2011 and the remainder will be paid no later than March 1, 2017. On September 25, 2011, both parties signed a Supplemental Agreement agreed to defer the aforesaid balance of payment of $6 million to March 31, 2012. On March 30, 2012, the payment was agreed to extend further to September 30, 2012. Concurrently, the Company entered into an equipment transfer agreement (the “Transfer Agreement”)

with Longkou Datong Industry and Trade Co., Ltd. for the acquisition of mining assets and auxiliary equipment currently being used in the Dayuan Gold Mine at a purchase price of approximately $2.3 million. As of December 31, 2011, the Company made the prepayment for mining rights of $6.5 million.

Total mining production of the Cunliji Mine Area in 2011 was approximately 9,614 tons of gold ore or a monthly average of 801 tons, with an average gold grade of 5.91 g/t. Gold concentrate sold in 2011 was 43 kg. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 42 tons/day during the fiscal year 2011.  .

The Dayuan Mine commenced operation in July 2011. Mining production of the Dayuan Mine for the three months ended September 2011 was approximately 8,869 tons of gold ore or a monthly average of 2,956 tons, with an average gold grade of 1.95 g/t. Gold concentrate sold for the three months ended September 30, 2011 was 18 kg, respectively. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 118 tons/day during the fiscal year 2011. The operation was halted in the fourth quarter of 2011 due to (i) mine restructuring and exploration; (ii) technology improvement; and (iii) government energy-saving program which resulted in electricity supply cut-down in December 2011.

We have been deriving revenue since the commencement of Cunli Ji Mine. Currently we derive our revenue from the sales of non-refined gold concentrates produced from Cunli Ji Mine and Dayuan Mine. Our expenses are mainly amortization of mining rights, the direct costs associated with the operation and overhead expenses such as staff salaries, smelting and extracting fee, depreciation of mining plants and other general administrative expenses. Dayuan Mine experienced an operating loss during the fiscal year 2011 and the operation is expected to turn around in 2012 after the mine restructuring work is completed.

Results of Operations

We do not believe there have been any recent trends in production, sales, inventory, or the state of the costs or selling prices of our products since the  financial year ending 2009, nor any known trends, uncertainties, demands, commitments or events that are reasonably likely to have a material effect on our net sales or revenues, income from continuing operations, profitability, liquidity or capital resources, or that would cause reported financial information not necessarily to be indicative of future operating results or financial condition.

The following table set forth key components of our results of operations for the year ended December 31, 2011 compared to the year ended December 31, 2010. All numbers referenced are in U.S. Dollars:

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010:

	Year ended December 31,
	2011	2010	Increase (Decrease)	% Increase (% Decrease)
Sales revenue
-Product	$3,244,290	3,927,051	(682,761)	(17%)
-Service	$576,883	2,525,440	(1,948,557)	(77%)
Total revenue, net	$3,821,173	6,452,491
Cost of sales
-Product	$(4,731,501)	(1,547,462)	3,184,039	206%
-Service	$(144,290)	(198,983)	54,693	(27%)
	$(4,875,791)	(1,746,445)
Gross (loss) profits	$(1,054,618)	4,706,046	(5,760,664)	(122%)
Administrative expenses	$(1,192,318)	(1,271,350)	79,032	(6%)
(Loss) income from operations	$(2,246,936)	3,434,696
Interest expenses	$(95,149)	-	(95,149)	NM
Interest income	$2,929	3,684	(755)	(20%)
Other income	44,931	-	44,931	NM
(Loss) income before income tax	$(2,294,225)	3,438,380	(5,732,605)	(167%)
Income tax expenses	$(323,317)	(949,645)	626,328	(66%)
NET (LOSS) INCOME	$(2,617,542)	2,488,735	(5,106,277)	(205%)
Other comprehensive income:
- Foreign currency translation adjustment	$92,297	92,228	69	0.07%
COMPREHENSIVE (LOSS) INCOME	$(2,525,245)	2,580,963	(5,106,208)	(198%)
Weighted average common stock outstanding	100,166,667	100,000,000
Net (loss) income per share (Basic and diluted)	$(0.03)	0.02

NM: Not meaningful

Net Revenues

We commenced gold mining activity in May 2009 and began selling of gold concentrate in July 2009. Gold concentrate is mainly sold to smelting plants in the Shandong Province, PRC. Apart from the selling of gold concentrate, we also provide mining consulting and technical services through our own experts.

Revenue for the years ended December 31, 2011 and 2010 comprised the following:

	Year ended December 31,
	2011	%	2010	%
Sales revenue
-Product	$3,244,290	84.90	3,927,051	60.86
-Service	$576,883	15.10	2,525,440	39.14
	$3,821,173	100.00	6,452,491	100.00
Cost of sales
-Product	$4,731,501	97.04	1,547,462	88.61
-Service	$144,290	2.96	198,983	11.39
	$4,875,791	100.00	1,746,445	100.00

Gross (loss) profits
-Product	$(1,487,211)	141.02	2,379,589	50.56
-Service	$432,593	(41.02)	2,326,457	49.44
	$(1,054,618)	100.00	4,706,046	100.00

Gross (loss) profits	$(1,054,618)	100.00	4,706,046	100.00

Gross profit margin
-Product	(45.84%)	n/a	60.59%	n/a
-Service	74.99%	n/a	92.12%	n/a

Net revenue for the year ended December 31, 2011 was $3.82 million, of which approximately $3.24 million was the sales of gold concentrate, which accounted for 84.90% of the total revenue. Service income amounted to $0.58 million, which accounted for 15.10% of the total revenue.

Sales revenue derived from sales of gold concentrate for the year ended December 31, 2011 decreased to $3.24 million, a decrease of $0.68 million, or 17%, from sales revenue of $3.93 million for the year ended December 31, 2010. The decrease of revenue derived from product sales for the year ended December 31, 2011 when comparing with the corresponding period in 2010 was mainly attributable to a decrease in gold concentrate sold as a result of comparatively lowered gold grade in the area mined during the year ended December 31, 2011 offset by increase of world’s gold price. About 64%, 12% and 9% of gold concentrates were sold to three unrelated parties, Shandong Guoda Gold Co., Ltd., Jiaoyuan Gold Co., Ltd. and Shandong Heng Bang Smelting Gold Co., Ltd. respectively for the year ended December 31, 2011.

Sales revenue from service belongs to the provision of exploration consulting service on gold mine exploration to Long Kou Hou De Gold Co., Ltd. (“Houde”), an unrelated party, which decreased from $2.53 million for the year ended December 31, 2010 to $0.58 million for the year ended December 31, 2011. The decrease of revenue derived from service for the year ended December 31, 2011 when comparing with the corresponding period in 2010 was mainly attributable to the expiration of the provision of mining consulting and technical services to Longkou Shi Hou de Gold Company Limited on March 31, 2011.

Cost of Revenue

Cost of revenue for the years ended December 31, 2011 and 2010 were $4.88 million and $1.75 million, respectively, and consisted primarily of direct materials, direct labor, extracting fees, and other operating overhead, which were primarily attributable to the sales of gold concentrates. Shipping and handling costs associated with the distribution of our products were borne by the customers. The increase in cost of revenue for the year ended December 31, 2011 when comparing with the corresponding period in 2010 was mainly attributable to additional direct cost and material cost to develop and operate the Dayuan Mine.

Gross Profit

We recorded a gross loss of $1.05 million for the year ended December 31, 2011, a decrease of $5.76 million, or 122%, from the gross profit of $4.71 million for the year ended December 31, 2010. The decrease was mainly attributable to the decrease in sales volume of gold concentrate and revenue generated from the consulting service on gold mine exploration. For the year ended December 31, 2011, our gross loss margin for the sales of gold concentrate for the year ended December 31, 2011 was 45.84% and our gross profit margin was 74.99% for provision of service income. Gross profit margins for the year ended December 31, 2010 were 60.59% and 92.12% for the sales of gold concentrate and provision of service income respectively. The gross loss margin of product sales was due to the significant increase in cost of sales, mainly payroll cost and material cost to develop and operate the Dayuan Mine during its setup stage. The decrease in gross profit margin of service income was due to the increase in cost of provision of mining consulting service, mainly the cost of mining consultants.

General and Administrative Expenses

General and administrative expenses comprised mainly of salaries and staff welfare expenses, legal and professional fees, entertainment expenses, traveling and hotel accommodation expenses and office expenses. General and administrative expenses for the year ended December 31, 2011 slightly decreased by $79,032 or 6%, from $1.27 million to $1.2 million for the same comparable period in 2010. The decrease in general and administrative expenses was mainly attributable to the cost efficiency.

Other Income

Other income for the year ended December 31, 2011 was $44,931, which represented a government fund granted to JinGuan.

Income Tax Expense

Income tax expense amounted to $0.32 million for the year ended December 31, 2011 and $0.95 million for the year ended December 31, 2010. The decrease was primarily attributable to the decrease in revenues from sales of gold concentrate and provision of mining consulting services and the substantial increase in cost of sales for gold concentrate.

We have subsidiaries and VIEs that operated in various countries: United States, British Virgin Islands, Hong Kong and the People’s Republic of China that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

We are incorporated in the State of Nevada and are subject to the tax laws of the United States of America. Since no income is derived in the US, we believe that we are not subject to US taxes.

British Virgin Islands

Under the current BVI law, BSL is not subject to tax on its income or profits. In addition, dividends and capital gains from our investments in the BVI are not subject to income taxes and no withholding tax is imposed on payments of dividends to the Company. For the years ended December 31, 2011 and 2010, BSL generated an operating loss of $56,788 and $36,320 respectively.

Hong Kong

GWIL is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. For the years ended December 31, 2011 and 2010, GWIL suffered from an operating loss of $10,583 and $26,417.

The PRC

We have generated all of our income through our subsidiaries and VIEs operating in the PRC for the years ended December 31, 2011 and 2010.  Effective from January 1, 2008, all entities in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%.

Net (Loss) Income

We recorded a net loss of $2.62 million for the year ended December 31, 2011, a decrease of $5.11 million from a net income of $2.49 million for the year ended December 31, 2010. The decrease was mainly attributable to the decrease in service income and the substantial increase in cost of sales for gold concentrate.

Liquidity and Capital Resources

Our primary liquidity needs are to fund operational expenses, capital expenditures and potential acquisition of gold mining properties in the Shandong province. To date, we have financed our working capital requirements and capital expenditures through internally generated cash and capital contribution from our existing shareholders.

As of December 31, 2011, our current assets were $2.91 million and our current liabilities were $10.42 million. Cash and cash equivalents totaled $0.34 million as of December 31, 2011.  Stockholders’ equity at December 31, 2011 was $1.07 million.

Net cash used in operating activities was $1.01 million for the year ended December 31, 2011 as compared to net cash provided by operating activities of $2.41 million for the year ended December 31, 2010. Net cash provided by operating activities decreased by $3.42 million was primarily due to the decrease in net income.

Net cash used in investing activities amounted to $10.84 million for the year ended December 31, 2011 as compared to net cash used in investing activities of $1.37 million for the year ended December 31, 2010. Net cash used in investing activities increased by $9.47 million primarily due to the payments on mining rights of $6.4 million and the increase in purchases of plant and equipment of $3.2 million for the Dayuan Gold Mine.

Net cash provided by financing activities amounted to $9.77 million for the year ended December 31, 2011 as compared to net cash provided by financing activities of $0.74 million for the year ended December 31, 2010. Net cash provided by financing activities increased by $9.03 million, primarily due to the increase in proceeds from notes and loans payable to various third parties.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, financings or other relationships.

Mining Assets

On May 4, 2009, the Company, through its VIE, XinGuan, entered into a Master Agreement, an Operating Lease Agreement and an Acquisition Agreement with Penglai City Gold Mining Holding Co. Ltd. (“PCGM”), an unrelated third party for leasing and managing Cunli Ji Gold Mine. The Master Agreement sets out the general terms of the Operating Lease Agreement and the Acquisition Agreement. Pursuant to the Operating Lease Agreement, XinGuan agreed to pay a monthly rent of $14,641 (RMB 100,000) for the right to lease and manage the gold mine for a term of 20 months with a rental deposit of $2,925,174 (equivalent to RMB 20 million). Pursuant to the Acquisition Agreement, XinGuan agreed to acquire the gold mine for a purchase consideration of $5,089,803 if the following conditions are satisfied upon the expiration of the Operating Lease Agreement: 1) the satisfaction of certain level of the monthly production capacity and 2) the production management of the mine reaches ISO (or equivalent) standard. Upon successful closing of the acquisition, the aforesaid rental deposit would become part of the purchase consideration. If the conditions are not met and the acquisition does not close, the deposit will be refunded in full.

On June 18, 2010, XinGuan paid an additional amount of $1,309,679 to PCGM as an additional rental deposit, same as the aforesaid terms as have stated in the acquisition agreement, such additional deposit would became part of the purchase consideration upon successful closing of the acquisition. This deposit paid is also refundable.

On January 3, 2011, the Company and PCGM mutually agreed to extend the lease term of the Cunli Ji gold mine for an additional six months expiry on July 3, 2011 which was subsequently extended to January 3, 2012 with all terms and conditions to remain unchanged and granted the waiver of 12-months’rental charge for 2011 fiscal year under the operating lease agreement. The transaction was subsequently closed on January 3, 2012 and the rental deposit became part of the purchase consideration.

Amount Due from a Related Party

As of December 31, 2011 and 2010, amount due from a related party represented temporary advances made to Mr. Lv Jingfeng, the director of a subsidiary, SSIC, which was unsecured, interest-free and repayable in the next twelve months.

Amount Due to a Related Party

As of December 31, 2011 and 2010, amount due to a related party represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

China Contribution Plan

Under the PRC Law, full-time employees of its subsidiaries in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $23,138 and $30,013 for the years ended December 31, 2011 and 2010, respectively.

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

For the years ended December 31, 2011 and 2010, the Company contributed $32,588 and $298,904 to statutory reserve, respectively.

Commitments and Contingencies

The Company is committed under several non-cancelable operating leases for office premises and mining rights with the terms ranging from 1 to 10 years, with fixed monthly rentals or scheduled payments. Total rent expenses (excluding amortization of prepaid mining rights) for the years ended December 31, 2011 and 2010 was $84,471 and $65,314, respectively.

As of December 31, 2011, the Company has the aggregate future minimum rental payments due under various non-cancelable operating leases in the next three years:

Operating lease commitments

Years ending December 31,	Office premises	Mine operating rights	Total

2012	$ 18,035	$ 6,139,509	$ 6,157,544
2013	-	-	-
2014	-	$ 8,186,011	$ 8,186,011
Total:	$ 18,035	$ 14,325,520	$ 14,343,555

Subsequent Events

On January 2, 2012, the Company and PCGM agreed to complete the acquisition of Cunli Ji Gold Mine and waived its annual rental charge for 2011 fiscal year.

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2011 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

With the above agreements, SBCL demonstrates its ability to control SSIC, JinGuan and XinGuan as the primary beneficiary and the operating results of the VIEs are included in the consolidated financial statements for the years ended December 31, 2011 and 2010.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to the following concentrations of risk:

(a)    Major customers

For the years ended December 31, 2011 and for 2010, the customers who account for 10% or more of the Company’s revenues and its outstanding balance at year-end date, are presented as follows:

		Year ended December 31, 2011		December 31, 2011
Customer		Revenue	Percentage of revenue	Accounts receivable, trade

Customer A		$2,436,693	64%	$-
Customer B		576,883	15%	-
Customer C		444,102	12%	-

	Total:	$3,457,678	91%	$-

		Year ended December 31, 2010		December 31, 2010
Customer		Revenue	Percentage of revenue	Accounts receivable, trade
Customer A		$3,927,051	61%	$372,488
Customer B		2,360,602	37%	-
	Total:	$6,287,653	98%	$372,488

For the years ended December 31, 2011 and 2010, 100% of the Company’s sales were derived from customers located in the PRC.

(b) Major vendors

For the years ended December 31, 2011 and for 2010, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at year-end date, are presented as follows:

		Year ended December 31, 2011		December 31, 2011
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$350,287	32%	$61,452
Vendor B		349,485	32%	17,695

	Total:	$699,772	64%	$79,147

		Year ended December 31, 2010		December 31, 2010
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$478,221	37%	$22,876
Vendor B		342,879	27%	34,112

	Total:	$821,100	64%	$56,988

For the years ended December 31, 2011 and 2010, 100% of the Company’s purchases were derived from vendors located in the PRC.

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

Item 8. Financial Statements.

The financial statements for the year ended December 31, 2011 and 2010 are included here in their entirety and can be found at the end of this annual report immediately following the Signatures on page 43.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures for the year ended December 31, 2011, or since inception.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Age	Position(s)
Feize Zhang Room 3207, New World Center, 6009 Yitian Road, Futian District, Shenzhen, PR China	43	Chairman, Principal Executive Officer

Jingfeng Lv Room 501-505, Lantian International Building, 59 Changjiang Road, Development District, Yantai, PR China	52	Chief Technical Officer

Ming Cheung Room 3207, New World Center, 6009 Yitian Road, Futian District, Shenzhen, PR China	43	Principal Financial Officer and Corporate Secretary

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

Mr. Jingfeng Lv - Chief Technical Officer

Jinfeng Lv has been the Chief Technical Officer of the Company since inception on May 4, 2010. Mr. Lv is a senior mining engineer with over 30 years of mining industry experience. Since 1976, Mr. Lv has been involved in numerous large-scale mine exploration and research projects in Shandong, China. He is a senior member of various mining-related associations in China including Chinese Gold Society, Chinese Rock Mechanics and Engineering Society, Chinese Society for Geodesy, Photogrammetry and Cartography. He is the Chief Engineer of Yantai JinGuan Investment Ltd, a committee member of the technical committee of Shandong Gold Society. Over the past years, Mr. Lv has published over 30 theses in academic periodicals and conferences in China, and received 6 awards in scientific achievements. On December 1, 2008, he co-founded Shenzhen Shouguan Investment Co., Ltd  (SSIC) with Feize Zhang, an officer and director of the Company. SSIC is a VIE of BSL, the Company's wholly-owned subsidiary in the PRC.  From September 2008 to December 1, 2008, Mr. Lv devoted all of his efforts on planning for the establishment of the Company.   From September 2005 to September 2008, he was Senior Engineer at Yantai Xinwan Mining Technology Co., Limited, responsible for mineral research and technical work on various mining projects. From December 1993 to August 2005, he was a Senior Engineer at the Yantai Gold Corporation in Yantai, China, a state-owned company, in which he was responsible for mineral research and technical work in the central and eastern parts of Shandong Province in the PRC. Mr. Lv graduated from China Northeastern University with a Bachelor Degree in Engineering Management in 1987.  Mr. Lv devotes full time to the business of our Company.

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

Key Employees

We have one key employee, Mr. Wenge Liu, age 46, who has been the Senior Engineer of Penglai XinGuan Investment Limited, a related party, since June 2009 and is responsible for the supervision and planning of day-to-day mining operations.  Mr. Liu has over 20 years of mining operations experience in the Penglai area of the PRC, giving him working knowledge in mining procedures and methodologies in the region in which we operate. From August 2003 to May 2009, he was a Mining Supervisor for Penglai Gold Mining Holding Co. Limited, located in Yantai, PRC, where he was responsible for the supervision and day-to-day planning of all mining technical work. Mr. Liu graduated from the Xian Smelting Technology University with a Bachelor Degree in Mining and Extraction in 1989. He devotes full time to the business of our Company.

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

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Feize Zhang CEO and Chairman (1) Ming Cheung (2) CFO Jingfeng Lv CTO (3)	2010 2011 2010 2011 2010 2011	$9,068 $9,068 $ 7,722 $ 7,722 $9,634 $9,895	- - -	- - -	- - -	- - -	- - -	- - -	- - -

(1)  Mr. Zhang's salary is RMB4,800 per month resulting in $9,068 each for 2010 and 2011.

(2)  Mr. Cheung's salary is HKD5,000 per month ($643.50US) resulting in $7,722 each for 2010 and 2011.

(3)  Mr. Lv's salary is RMB 5,100 per month in 2010 and RMB5,237 per month in 2011, resulting in $9,634 for 2010 and $9,895 in 2011 respectively.

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

Option Grants

There have been no individual grants of stock options to purchase our common stock made to any of the executive officer named in the Summary Compensation Tables.

Aggregated Option Exercises and Fiscal Year-End Option Value

There have been no stock options exercised by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards

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

Future Sales by Existing Stockholders

A total of 101,000,000 shares have been issued to the existing stockholders, and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition. Any sale of shares held by the existing stockholders (after applicable restrictions expire) and/or the sale of shares purchased in our initial public offering (which would be immediately resalable after the offering), may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance.

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

Amount Due from a Related Party

As of December 31, 2011 and 2010, amount due from a related party represented temporary advances made to Mr. Lv Jingfeng, the director of a subsidiary, SSIC, which was unsecured, interest-free and repayable in the next twelve months.

Amount Due to a Related Party

As of December 31, 2010 and 2011, amount due to a related party were $161,491 and $212,365 respectively. These represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

For the fiscal year ended December 31, 2011, HKCMCPA Company Limited billed $75,000 for the audit of our annual financial statements, the review of our Form 10-Q and 10-K filings and for the review of our registration statements.

For the fiscal year ended December 31, 2010, HKCMCPA Company limited billed $60,000 for the audit of our annual financial statements, the review of our Form 10-Q filings and for the review of our registration statements.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2010 and 2011.

Tax Fees

For the fiscal years ended December 31, 2010 and 2011, HKCMCPA Company Limited billed no fees for tax compliance, tax advice and/or tax planning services.

All Other Fees

There were no fees billed by HKCMCPA Company Limited, other than for the services described above, for fiscal years 2010 and 2011.

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

Exhibit No.	Description

2	* Share Exchange Agreement
3.1	* Articles of Incorporation
3.2	* Bylaws
4	* Form of Common Stock Certificate
5	* Opinion of Michael M. Kessler, Esq. re: Legality (** Amended Opinion filed with Form S1/A-1 on September 22, 2010)
10.1	* Operating Lease Agreement for Cunli Ji Gold Mine
10.2	* Acquisition Agreement for Cunli Ji Gold Mine
10.3	* Option Agreement to Purchase Equity Interests by and among Shoujin Business Consulting (Shenzhen), Shenzhen ShouGuan Investment Limited, Yantai JinGuan Investment Limited and Penglai XinGuan Investment Limited
10.4	* Equity Pledge Agreement
10.5	* Operating Agreement
10.6	* Exclusive Technical Service and Business Consulting Agreement
10.7	* Proxy Agreement
10.9	* Office Lease - Yantai, China
10.10	* Office Lease - Shenzhen, China
10.11	** Master Agreement between Penglai City Gold Mining Holding Co. Limited and Penglai XinGuan Investment Limited
10.12	** Construction Project Agreement between Penglai XinGuan Investment Limited and Jinhai Mine Underground Engineering Limited
10.12(a)	***Renewed Construction Project Agreement to extend one year term to August 28, 2011
10.13	** Gold Concentrate Processing Agreement between XinGuan and Shandong Humon Smelting Co., Ltd.
14	* Code of Ethics
21	* List of Subsidiaries/Variable Interest Entities of Registrant
23.2	* Consent of Michael M. Kessler, Esq. (see Exhibit 5)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China ShouGuan Mining Corporation , Registrant By: /s/ Feize Zhang ___________________________________________ Feize Zhang, Chairman and Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated on April 23, 2012.

China ShouGuan Mining Corporation , Registrant

By:           /s/ Feize Zhang

Feize Zhang, Chairman and Principal Executive Officer

By:          /s/  Ming Cheung

Ming Cheung, Principal Financial Officer, Secretary and Director

CHINA SHOUGUAN MINING CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

China ShouGuan Mining Corporation

We have audited the accompanying consolidated balance sheets of China ShouGuan Mining Corporation and its subsidiaries (“the Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive (loss) income, cash flows and changes in stockholders’ equity for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses and working capital deficit this year, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited

Certified Public Accountants

Hong Kong, China

April 23, 2012

CHINA SHOUGUAN MINING CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$339,870	$2,425,494
Accounts receivable	227,427	372,488
Amount due from a related party	3,334	1,285
Deposits and prepayments	297,262	85,892
Prepaid mining rights, current	2,046,503	-
Total current assets	2,914,396	2,885,159

Non-current assets:
Mining assets	5,667,239	4,234,853
Prepaid mining rights, non-current	3,214,059	-
Property, plant and equipment, net	3,364,768	344,750
Construction in progress	206,655	125,454
TOTAL ASSETS	$15,367,117	$7,590,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$783,610	$258,011
Amount due to a related party	212,365	161,491
Income tax payable	-	320,600
Notes payable, unsecured	4,023,618	-
Loans payable, unsecured	5,159,337	-
Accrued liabilities and other payable	245,139	142,945
Total current liabilities	10,424,069	883,047

Long-term liabilities:
Loans payable, unsecured	3,872,613	3,312,260

Total liabilities	14,296,682	4,195,307

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized; 101,000,000 and 100,000,000 shares issued and outstanding as of December 31, 2011 and 2010, respectively	10,100	10,000
Additional paid-in capital	1,677,379	1,476,708
Statutory reserve	340,046	307,458
Accumulated other comprehensive income	193,814	101,517
(Accumulated deficit) retained earnings	(1,150,904)	1,499,226

Total stockholders’ equity	1,070,435	3,394,909

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,367,117	$7,590,216

See accompanying notes to consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2011	2010

Revenues, net
- Product sales	$3,244,290	$3,927,051
- Service income	576,883	2,525,440
Total revenues, net	3,821,173	6,452,491

Cost of revenue	(4,875,791)	(1,746,445)

Gross (loss) profit	(1,054,618)	4,706,046

Operating expenses:
General and administrative	(1,192,318)	(1,271,350)
Total operating expenses	(1,192,318)	(1,271,350)

(Loss) income from operations	(2,246,936)	3,434,696

Other income :
Interest income	2,929	3,684
Other income	44,931	-
Interest expense	(95,149)	-

(Loss) income before income taxes	(2,294,225)	3,438,380

Income tax expense	(323,317)	(949,645)

NET (LOSS) INCOME	$(2,617,542)	$2,488,735

Other comprehensive income:
- Foreign currency translation gain	92,297	92,228

COMPREHENSIVE LOSS	$(2,525,245)	$2,580,963

Net (loss) income per share – Basic and diluted	$(0.03)	$0.02

Weighted average common shares outstanding	100,166,667	100,000,000

See accompanying notes to consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

	Year ended December 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(2,617,542)	$2,488,735
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation of property, plant and equipment	210,518	46,450
Amortization of prepaid mining rights	1,174,909	-
Changes in operating assets and liabilities:
Accounts receivable	157,743	(330,477)
Deposits and prepayments	(205,552)	(41,177)
Accounts payable	506,911	25,293
Income tax	(328,700)	284,211
Accrued liabilities and other payable	96,466	(67,731)

Net cash (used in) provided by operating activities	(1,005,247)	2,405,304

Cash flows from investing activities:
Payments on mining assets	(1,239,465)	(1,180,159)
Payments on mining rights	(6,352,256)	-
Purchase of plant and equipment	(3,168,902)	(148,055)
Payments on construction in progress	(74,872)	(46,333)

Net cash used in investing activities	(10,835,495)	(1,374,547)

Cash flows from financing activities:
Proceeds from sale of common stock, net of expense	200,771	-
Proceeds from notes and loans payable	9,519,661	1,180,159
Repayment to loans payable	-	(678,591)
Repayment from a related party	47,814	235,384

Net cash provided by financing activities	9,768,246	736,952

Effect of exchange rate changes on cash and cash equivalents	(13,128)	59,497

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,085,624)	1,827,206

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,425,494	598,288

CASH AND CASH EQUIVALENTS, END OF YEAR	$339,870	$2,425,494

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$651,736	$665,713
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in capital	Statutory reserve	Accumulated other comprehensive (loss) income	(Accumulated deficit) retained earnings	Total stockholders’ equity
	No. of shares	Amount

Balance as of January 1, 2010	100,000,000	$10,000	$1,476,708	$8,554	$9,289	$(690,605)	$813,946

Appropriation to statutory reserve	-	-	-	298,904	-	(298,904)	-
Foreign currency translation adjustment	-	-	-	-	92,228	-	92,228
Net income for the year	-	-	-	-	-	2,488,735	2,488,735
Balance as of December 31, 2010	100,000,000	$10,000	$1,476,708	$307,458	$101,517	$1,499,226	$3,394,909

Shares issued for sale of common stock, net of expense	1,000,000	100	200,671	-	-	-	200,771
Appropriation to statutory reserve	-	-	-	32,588	-	(32,588)	-
Foreign currency translation adjustment	-	-	-	-	92,297	-	92,297
Net loss for the year	-	-	-	-	-	(2,617,542)	(2,617,542)

Balance as of December 31, 2011	101,000,000	$10,100	$1,677,379	$340,046	$193,814	$(1,150,904)	$1,070,435

See accompanying notes to consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND BACKGROUND

China ShouGuan Mining Corporation (“CSMC” or “the Company”) was incorporated in the State of Nevada on May 4, 2011.

The Company, through its subsidiaries and variable interest entities, is principally engaged in the project management of gold mining operations in China. In May 2010, the Company commenced its first project, the Cunli Ji Gold Mine which is located in Shandong Province, the People Republic of China (“PRC”). Following May 2011, the Company commenced its second project, the Dayuan Gold Mine which is located in Shandong Province, the PRC.

On October 30, 2011, the Company consummated the sale to 19 accredited investors of an aggregate of 1,000,000 shares of its common stock, par value $0.001, at a per share price of $0.201, or $201,000 in the aggregate, pursuant to certain subscription agreements. The shares were subsequently issued on January 12, 2012.

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

Reorganization

On June 23, 2011, the Company entered into a stock exchange transaction with the shareholders of Bei Sheng Limited (“BSL”), whereby the Company issued 100,000,000 shares of common stock in exchange for 100% of the ownership interest in BSL, for the purpose of re-domiciling BSL as a Nevada corporation in the United States. As a result of the share exchange transaction, BSL became a wholly-owned subsidiary of the Company. Unless otherwise indicated, all references to the Company throughout the financial statements include the operations of BSL and its subsidiaries and variable interest entities (“VIEs”).

BSL was incorporated in the British Virgin Islands (the “BVI”) on December 17, 2010 as a limited liability company with registered share capital of $50,000, divided into 50,000 common shares of US$1 par value each, for the purpose of holding 100% equity interest in Golden Wide International Limited (“GWIL”).

GWIL was incorporated in the Hong Kong Special Administrative Region (“Hong Kong”) on June 18, 2010 as a limited liability company with authorized share capital of $10,000, divided into 10,000 ordinary shares of $0.13 (equivalent to Hong Kong Dollars (“HK$”) HK$1) par value each. GWIL formed Shoujin Business Consulting (Shenzhen) Limited (“SBCL”) as a wholly foreign-owned enterprise under the laws of the People’s Republic of China (the “PRC”) on April 23, 2011. SBCL has a registered capital of RMB100,000 and is principally engaged in the provision of business consulting service in the PRC.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company, through SBCL entered into and consummated certain contractual arrangements with Shenzhen Shouguan Investment Co., Ltd (“SSIC”), JinGuan and XinGuan on May 15, 2011. As a result of these contractual arrangements, which obligates SBCL to absorb a majority of the risk of loss from the activities of SSIC, JinGuan and XinGuan and enables SBCL to receive a majority of its expected residual returns, the Company accounts for SSIC, JinGuan and XinGuan and its subsidiaries as a variable interest entity (“VIE”) under Accounting Standards Codification (“ASC”) Topic 810-10-5-8, “Variable Interest Entities”. (“VIE Arrangement”).

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

2. GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the year ended December 31, 2011, the Company suffered from substantial losses with the accumulated deficit of $1,150,904 as of that date and incurred a working capital deficit of $7,509,673. The continuation of the Company is dependent upon the continuing financial support of shareholders and generating significant revenue and achieving profitability from the

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

operation of Dayuan Gold Mine. The actions involve certain development and restructuring strategies in Dayuan Gold Mine. However, there is no assurance that the Company will be successful in securing sufficient funds or developing Dayuan Gold Mine to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

-	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

-	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amount of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

-	Basis of consolidation

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

-    Variable interest entity

On May 15, 2011, the Company’s subsidiary, SBCL entered into a series of agreements (“VIE agreements”) amongst SSIC, JinGuan, XinGuan and the individual owners of SSIC, JinGuan and XinGuan and details of the VIE agreements are as follows :

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

With the above agreements, SBCL demonstrates its ability to control SSIC, JinGuan and XinGuan as the primary beneficiaries and the operating results of the VIEs was included in the consolidated financial statements for the years ended December 31, 2011 and 2010.

-    Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

-	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. For the years ended December 31, 2011 and 2010, no allowance for doubtful accounts was provided.

-	Prepaid mining rights

Prepaid mining rights represent certain amount of lease prepayment made for the operation of the mining license of Dayuan Gold Mine and are being amortized using a straight-line basis over its scheduled lease term.

-	Property, plant and equipment

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

-    Construction in progress

Construction in progress is stated at cost, which includes the costs of self-constructed assets, including mine development assets during the construction phase. Indirect overhead costs are not included in the cost of self-constructed assets. Construction in progress is not depreciated until such time as the assets are completed and put into operational use. No capitalized interest is incurred during the period of construction. Total estimated construction cost of mining development facility is approximately $206,700 and the construction project is expected to be fully completed in the second quarter of 2012.

-   Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as mining assets, prepaid mining rights, property, plant and equipment and construction in progress held and used by the Company are annually reviewed for impairment whenever events or changes in circumstances indicate that the

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. Future cash flows are based on estimated quantities of gold and other recoverable metals, expected price of gold and other commodity (considering current and historical prices, price trends and related factors), production levels and cash costs of production, capital and reclamation costs, all based on detailed engineering life-of-mine plans. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

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

During the year ended December 31, 2011, the Company suffered from an operating loss in Dayuan Gold Mine commencing from May 2011. The operation was temporarily halted in the fourth quarter of 2011 due to (i) mine restructuring and exploration; (ii) technology improvement and (iii) government energy-saving program which resulted in electricity supply cut-down in December 2011. The Company expects the operation to be resumed in 2012 after the mine restructuring work is completed. Hence, the Company assessed the prepaid mining rights and plant and equipment associated with the related business unit for impairment test as of December 31, 2011. Based on the discounted cash flow model utilizing estimated future earnings and cash flows, the fair value of the reporting unit exceed the carrying amounts of those assets. There has been no impairment charge for the years presented.

-	Revenue recognition

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

(b) Service revenue

Service revenue is primarily derived from the provision of mining consulting and technical services that are not an element of an arrangement for the sale of products. These services are generally billed on a monthly fixed amount or time-cost plus basis, for a period of service time from 6 months to 2 years. Revenue is recognized, net of business taxes when service is rendered and accepted by the customers.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(c) Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

-	Cost of revenue

Cost of revenues consists primarily of amortization of mining rights, direct material, direct labor, sub-contracting mining fee, smelting and extracting fee, depreciation of mining plants and other operating overhead, which are directly attributable to the sales of gold concentrate. Shipping and handling costs, associated with the distribution of finished products, are borne by the customers.

-    Advertising expense

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred no advertising expense for the years ended December 31, 2011 and 2010, respectively.

-    Resource compensation fees

In accordance with the relevant regulations under the Chinese Law, a company that is engaged in exploiting mineral resources is required to pay a resource tax and resources compensation levy to the local government as the compensation for the depletion of mineral resources. Pursuant to “Provisional Regulations on Resources Tax of the PRC” and “Administrative Rules on the Levy of Mineral Resources Compensation”, the amounts of the resource tax and resources compensation levy are computed on the basis of the sales revenue of mineral products. The Company paid resource compensation fees of $128,734 and $64,856 for the years ended December 31, 2011 and 2010, respectively and recorded as general and administrative expense when incurred.

-    Environmental costs

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

l	Comprehensive income

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

-	Income taxes

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the years ended December 31, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2011 and 2010, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority. For the year ended December 31, 2011, the Company filed and cleared 2010 tax return with its local tax authority.

-	Net income (loss) per share

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

-	Foreign currencies translation

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective year:

	2011	2010
Year-end RMB:US$1 exchange rate	6.3523	6.6118
Annual average RMB:US$1 exchange rate	6.4544	6.8372

-	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

-	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

-	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended December 31, 2011 and 2010, the Company operates in two reportable operating segments in the PRC.

-	Fair value of financial instruments

The carrying value of the Company’s financial instruments include cash and cash equivalents, accounts receivable, amounts due from (to) related parties, deposits and prepayments, accounts payable, income tax payable, accrued liabilities and other payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company’s loans payable approximated its fair value based on the current market prices or interest rates for similar debt instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

-	Level 1 : Observable inputs such as quoted prices in active markets;

-	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

-	Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

-	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-28 regarding the goodwill impairment test for reporting units with zero or negative carrying amounts. The guidance clarifies the steps to be performed to determine whether goodwill has been impaired and addresses the steps for reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years (and interim periods within such years) beginning after December 15, 2010. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04 regarding fair value measurements and disclosures. This new guidance clarifies the application of existing fair value measurement guidance and revises certain measurement and disclosure requirements to achieve convergence with International Financial Reporting Standards. This guidance is effective for the first interim or annual period beginning after December 15, 2011. In the period of adoption, the Company will include the required disclosures in its filings and believes the adoption will have no impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 regarding the presentation of comprehensive income. This new guidance amends the previous application of comprehensive income and the requirements regarding presentation in the financial statements. It requires the disclosure of the components of comprehensive income, which the Company currently discloses in other sections of its filings, to be presented as part of one statement of comprehensive income, or as a separate statement of comprehensive income following the statement of earnings. In December 2011, the FASB issued ASU No. 2011-12 which

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

temporarily defers those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. This guidance is effective for fiscal years (and interim periods within such years) beginning after December 15, 2011. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11 regarding disclosures about offsetting assets and liabilities. This new guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

4. AMOUNT DUE FROM A RELATED PARTY

As of December 31, 2011 and 2010, amount due from a related party represented temporary advances made to Mr. Lv Jingfeng, the director of a subsidiary, SSIC, which was unsecured, interest-free and repayable in the next twelve months.

5. DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following:

	As of December 31,
	2011	2010

Advances to employees	$69,835	$11,490
Prepaid operating expenses	157,313	6,846
Prepaid government levy	34,869	30,248
Prepaid financing costs	-	24,956
Deposits	12,761	12,005
Other receivables	22,484	347
	$297,262	$85,892

6. DAYUAN GOLD MINING PROJECT

On May 6, 2011, the Company, through its variable interest entity, Yantai Jinguan Investment Co., Ltd. (“Yantai”), entered into a lease agreement with Longkou Dayuan Gold Mining Co. Ltd., an unrelated third party being the legal owner and holding the mining license of the Dayuan gold mine (the “Lease Property”) regarding Dayuan Gold Mine. Under the agreement, the Company agrees to pay the aggregate rental payments of approximately $20 million for a term of 10 years commencing from April 1, 2011 through April 1, 2021 to obtain the right to manage and operate the Lease Property in the repayment schedule, whereas the Company is committed to pay $12 million equal to 6 years’ rental, no later than September 30, 2011 and the remainder will be paid no later than March 1, 2017. On September 25, 2011, both parties signed a Supplemental Agreement agreed to defer the aforesaid balance of payment of $6 million to March 31, 2012. On March 30, 2012, the payment was agreed to extend further to September 30, 2012.

Concurrently, the Company entered into an equipment transfer agreement (the “Transfer Agreement”) with Longkou Datong Industry and Trade Co., Ltd. for the acquisition of mining assets and auxiliary equipment currently being used in the Dayuan gold mine at a purchase price of approximately $2.3 million.

As of December 31, 2011, the Company made the prepayment for mining rights of $6.5 million.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2011	2010

Prepaid mining rights – Dayuan Gold Mine	$6,454,355	$-
Less: accumulated amortization	(1,174,909)	-
Less: foreign translation adjustment	(18,884)	-
Prepaid mining rights, net	$5,260,562	$-

The rent expense on prepaid mining rights for the years ended December 31, 2011 and 2010 was $1,174,909 and $0, respectively. As of December 31, 2011, the estimated annual amortization of the prepaid mining rights for the next three years is as follows:

Years ending December 31:
2012	$2,077,988
2013	2,077,988
2014	1,104,586

Total:	$5,260,562

7. MINING ASSETS

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

On January 3, 2011, the Company and PCGM mutually agreed to extend the lease term of the Cunliji gold mine for an additional six months expiry on July 3, 2011 with all terms and conditions to remain unchanged and granted the waiver of 12-months’ rental charge for 2010 fiscal year under the operating lease agreement. Since one of the criteria, namely daily production of 80 tonnes as set out in the aforesaid operating lease agreement cannot be met, on July 3, 2011 both parties agreed to extend the lease term of the Cunliji gold mine for another six months to January 3, 2012.

For the year ended December 31, 2011, the Company made further payments of approximately $1.3 million.

Subsequently, on January 3, 2012, the above transaction was closed and the rental deposit became part of the purchase consideration.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Summarized the operating results of the Cunli Ji Gold Mine for the years ended December 31, 2011 and 2010, which have been included in the consolidated financial statements, as below:

	Years ended December 31,
	2011	2010

Revenues, net	$2,250,163	$3,927,051

Cost of revenue	(1,215,539)	(1,547,462)

Gross profit	1,034,624	2,379,589

Operating expenses:
General and administrative	(430,011)	(442,677)
Total operating expenses	(430,011)	(442,677)

Income from operations	604,613	1,936,912

Other income :
Interest income	386	-
Other income	453	587

Income before income taxes	605,452	1,937,499

Income tax expense	(221,856)	(517,081)

NET INCOME	$383,596	$1,420,418

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	As of December 31,
	2011	2010

Plant and machinery	$3,208,005	$134,629
Motor vehicles	223,360	181,455
Office equipment	129,077	75,456
Foreign translation adjustment	79,416	11,997
	3,639,858	403,537
Less: accumulated depreciation	(267,765)	(57,246)
Less: foreign translation adjustment	(7,325)	(1,541)
Plant and equipment, net	$3,364,768	$344,750

Depreciation expense for the years ended December 31, 2011 and 2010 were $210,518 and $46,450, respectively.

9. AMOUNT DUE TO A RELATED PARTY

As of December 31, 2011 and 2010, amount due to a related party represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. NOTES PAYABLE

During the year ended December 31, 2011, the Company received unsecured notes which were due December 31, 2011 on an extension basis and interest-free. Upon maturity date, the note holder has an option to receive the cash repayment or in lieu of the Company’s common stock. Subsequently in January 2012, the Company and note holders agreed to further extend the maturity to June 30, 2012.

11. LOANS PAYABLE, UNSECURED

For the year ended December 31, 2011, the Company entered into a short-term loan of $5,159,337 (equivalent to RMB32,773,658) with an independent third party, due November 27, 2012 on an extension basis, which carried annual interest at Bank of China Benchmark Lending Rate, payable at maturity.

As of December 31, 2011, the Company also held the following long-term loans payable to third parties:

	As of December 31,
	2011	2010

Loans payable to 4 individuals in the PRC, unsecured:

Equivalent to RMB4,500,000 (2010: RMB9,250,000) with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2013	$708,405	$703,288

Equivalent to RMB9,400,000 (2010: RMB 9,250,000) with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2013	1,479,779	1,399,014

Equivalent to RMB8,000,000 with interest rate at 5.18% per annum, payable at its maturity, due June 14, 2013	1,259,386	1,209,958

Equivalent to RMB2,700,000 with non-interest bearing, payable at its maturity, due March 29, 2013	425,043	-

Total loans payable, non-current:	$3,872,613	$3,312,260

12. ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued liabilities and other payable consist of the following:

	As of December 31,
	2011	2010

Salaries and welfare payable	$50,516	$63,748
Accrued operating expenses	55,113	20,043
Other payables	139,510	59,154
	$245,139	$142,945

13. STOCKHOLDERS’ EQUITY

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

On October 30, 2011, the Company consummated the sale to 19 accredited investors of an aggregate of 1,000,000 shares of its common stock, par value $0.0001, at a per share price of $0.201, or $201,000 in the aggregate, pursuant to certain subscription agreements. These shares were subsequently issued on January 12, 2012.

As of December 31, 2011, the Company had a total of 101,000,000 shares of its common stock issued and outstanding.

14. INCOME TAXES

For the years ended December 31, 2011 and 2010, the local (United States) and foreign components of (loss) income from operations before income taxes were comprised of the following:

	Years ended December 31,
	2011	2010
Tax jurisdictions from:
- Local	$-	$-
- Foreign	(2,294,225)	3,438,380
(Loss) Income before income taxes	$(2,294,225)	$3,438,380

The provision for income taxes consisted of the following:

	Years ended December 31,
	2011	2010
Current:
- Local	$-	$-
- Foreign	323,317	949,645

Deferred:
- Local	-	-
- Foreign	-	-
Income tax expense	$323,317	$949,645

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

British Virgin Island

Under the current BVI law, BSL is not subject to tax on its income or profits. For the years ended December 31, 2011 and 2010, BSL generated an operating loss of $56,788 and $36,320.

Hong Kong

GWIL is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. For the years ended December 31, 2011 and 2010, GWIL suffered from an operating loss of $10,583 and $26,417.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The PRC

The Company generated its income from its subsidiaries and VIEs operating in the PRC for the years ended December 31, 2011 and 2010. All entities in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. A reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2011 and 2010 is as follows:

	Years ended December 31,
	2011	2010

(Loss) income before income taxes	$(2,226,854)	$3,428,477
Statutory income tax rate	25%	25%
Income tax expense at the statutory rate	(556,714)	857,119
Net operating loss not recognized as deferred tax asset	456,188	96,096
Net operating loss carryforward	-	(37,648)
Non-deductible item	420,586	31,456
Tax adjustments	3,257	2,622
Income tax expense	$323,317	$949,645

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2011 and 2010:

	As of December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards from the PRC	$256,411	$165,208
Less: valuation allowance	(256,411)	(165,208)
Deferred tax assets	$-	$-

As of December 31, 2011, the Company incurred $1,009,418 of aggregate net operating loss carryforward available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $256,411 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended December 31, 2011, the valuation allowance was increased by $91,203, primarily relating to net operating loss carryforward in the foreign tax regime.

15. NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net (loss) income per share. The following table sets forth the computation of basic and diluted net (loss) income per share for the years ended December 31, 2011 and 2010:

	Years ended December 31,
	2011	2010

Net (loss) income attributable to common stockholders	$(2,617,542)	$2,488,735

Weighted average common shares outstanding	100,166,667	100,000,000

Basic net (loss) income per share	$(0.03)	$0.02
Diluted net (loss) income per share	$(0.03)	$0.02

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

16. CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of its subsidiaries in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $23,138 and $30,013 for the years ended December 31, 2011 and 2010, respectively.

17. STATUTORY RESERVE

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

For the years ended December 31, 2011 and 2010, the Company contributed $32,588 and $298,904 to statutory reserve, respectively.

18. SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company has no inter-segment sales for the years ended December 31, 2011 and 2010. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the years ended December 31, 2011 and 2010:

	Year ended December 31, 2011
	Mining management business	Mining technical service business	Total
Operating revenues, net:
- Products	$3,244,290	$-	$3,244,290
- Service	-	576,883	576,883
Total operating revenues	3,244,290	576,883	3,821,173
Cost of revenues	(4,731,501)	(144,290)	(4,875,791)

Gross (loss) profit	(1,487,211)	432,593	(1,054,618)
Depreciation and amortization	1,359,539	25,888	1,385,427
Total assets	15,367,116	-	15,367,116
Expenditure for long-lived assets	$10,835,495	$-	$10,835,495

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended December 31, 2010
	Mining management business	Mining technical service business	Total
Operating revenues, net:
- Products	$3,927,051	$-	$3,927,051
- Service	-	2,525,440	2,525,440
Total operating revenues	3,927,051	2,525,440	6,452,491
Cost of revenues	(1,547,462)	(198,983)	(1,746,445)

Gross profit	2,379,589	2,326,457	4,706,046
Depreciation	41,264	5,186	46,450
Total assets	7,371,445	218,771	7,590,216
Expenditure for long-lived assets	$1,297,089	$77,458	$1,374,547

All of the long-lived assets are located in the PRC.

19. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the years ended December 31, 2011 and for 2010, the customers who account for 10% or more of the Company’s revenues and its outstanding balance at year-end date, are presented as follows:

		Year ended December 31, 2011		December 31, 2011
Customer		Revenue	Percentage of revenue	Accounts receivable, trade

Customer A		$2,436,693	64%	$-
Customer B		576,883	15%	-
Customer C		444,102	12%	-

	Total:	$3,457,678	91%	$-

		Year ended December 31, 2010		December 31, 2010
Customer		Revenue	Percentage of revenue	Accounts receivable, trade

Customer A		$3,927,051	61%	$372,488
Customer B		2,360,602	37%	-

	Total:	$6,287,653	98%	$372,488

For the years ended December 31, 2011 and 2010, 100% of the Company’s sales were derived from customers located in the PRC.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(b) Major vendors

For the years ended December 31, 2011 and for 2010, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at year-end date, are presented as follows:

		Year ended December 31, 2011		December 31, 2011
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$350,287	32%	$61,452
Vendor B		349,485	32%	17,695

	Total:	$699,772	64%	$79,147

		Year ended December 31, 2010		December 31, 2010
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$478,221	37%	$22,876
Vendor B		342,879	27%	34,112

	Total:	$821,100	64%	$56,988

For the years ended December 31, 2011 and 2010, 100% of the Company’s purchases were derived from vendors located in the PRC.

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

(f) Mining industry risks

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

20. COMMITMENTS AND CONTINGENCIES

The Company is committed under several non-cancelable operating leases for office premises and mining rights with the terms ranging from 1 to 10 years, with fixed monthly rentals or scheduled payments. Total rent expenses (excluding amortization of prepaid mining rights) for the years ended December 31, 2011 and 2010 was $84,471 and $65,314, respectively.

As of December 31, 2011, the Company has the aggregate future minimum rental payments due under various non-cancelable operating leases in the next three years:

	Operating lease commitments
	Office premises	Mine operating rights	Total
Years ending December 31,
2012	$18,035	$6,139,509	$6,157,544
2013	-	-	-
2014	-	8,186,011	8,186,011

Total:	$18,035	$14,325,520	$14,343,555

21. SUBSEQUENT EVENTS

On January 2, 2012, the Company and PCGM agreed to complete the acquisition of Cunliji Gold Mine and waived its annual rental charge for 2011 fiscal year.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2011 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

