Form 10-Q
period 2012-03-31
CHINA SHOUGUAN MINING Corp
filed 2012-05-15
CIK 1493893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER THE SECURITIES EXCHANGE ACT OF 1933

For the quarterly period ended March 31, 2012

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

Large accelerated filer           Accelerated filer        Non-accelerated filer             Smaller reporting company X

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

1

FORM 10-Q

China ShouGuan Mining Corporation

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$273,254	$339,870
Accounts receivable, trade	-	227,427
Amount due from a related party	3,309	3,334
Deposits and prepayments	250,092	297,262
Prepaid mining rights, current	2,087,056	2,046,503
Total current assets	2,613,711	2,914,396

Non-current assets:
Mining assets	5,691,970	5,667,239
Prepaid mining rights	2,674,699	3,214,059
Property, plant and equipment, net	3,288,539	3,364,768
Construction in progress	217,097	206,655
TOTAL ASSETS	$14,486,016	$15,367,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$259,819	$783,610
Amount due to a related party	172,110	212,365
Short-term borrowings	869,606	-
Note payable	4,023,618	4,023,618
Loan payable, unsecured	5,109,122	5,159,337
Accrued liabilities and other payable	300,643	245,139

Total current liabilities	10,734,918	10,424,069

Long-term liabilities:
Loans payable, unsecured	3,462,615	3,872,613

Total liabilities	$14,197,533	$14,296,682

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized; 101,000,000 shares issued and outstanding, respectively	10,100	10,100
Additional paid-in capital	1,677,379	1,677,379
Statutory reserve	340,046	340,046
Accumulated other comprehensive income	327,800	193,814
Accumulated deficits	(2,066,842)	(1,150,904)

Total stockholders’ equity	288,483	1,070,435

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,486,016	$15,367,117

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2012	2011
Revenues, net:
- Product sales	$412,725	$767,639
- Service income	-	565,064
Total revenues, net	412,725	1,332,703

Cost of revenue	(1,042,022)	(429,622)

Gross (loss) profit	(629,297)	903,081

Operating expenses:
General and administrative	(243,506)	(269,021)
Total operating expenses	(243,506)	(269,021)

(Loss) income from operations	(872,803)	634,060

Other income (expense):
Interest expense	(43,325)	-
Interest income	190	1,211

(Loss) income before income taxes	(915,938)	635,271

Income tax expense	-	(187,018)

NET (LOSS) INCOME	$(915,938)	$448,253

Other comprehensive income:
- Foreign currency translation gain	133,986	20,859

COMPREHENSIVE (LOSS) INCOME	$(781,952)	$469,112

Net income per share – Basic and diluted	$0.00	$0.00

Weighted average common shares outstanding – Basic and diluted	101,000,000	100,000,000

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(915,938)	$448,253
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation of property, plant and equipment	91,292	15,146
Amortization of prepaid mining right	522,142	-
Changes in operating assets and liabilities:
Accounts receivable	228,585	95,517
Deposits and prepayments	118,266	(96,327)
Accounts payable	(527,593)	(20,290)
Income tax payable	-	(134,954)
Accrued liabilities and other payable	54,695	1,211

Net cash (used in) provided by operating activities	(428,551)	308,556

Cash flows from investing activities:
Purchase of plant and equipment	(314)	(42,243)
Payments on mining right	-	(3,793,972)
Payments on mining equipment	-	(2,242,996)
Short-term advances	-	(930,404)
Payments on construction in progress	(9,547)	-

Net cash used in investing activities	(9,861)	(7,009,615)

Cash flows from financing activities:
Proceeds from short-term borrowings	870,237	3,000,000
(Repayment of) proceeds from notes and loans payable	(499,991)	2,397,436
(Repayment of) advances from a related party	(40,514)	162,760

Net cash provided by financing activities	329,732	5,560,196

Effect of exchange rate changes on cash and cash equivalents	42,064	102

NET CHANGE IN CASH AND CASH EQUIVALENTS	(66,616)	(1,140,761)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	339,870	2,425,494

CASH AND CASH EQUIVALENTS, END OF PERIOD	$273,254	$1,284,733

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$320,050
Cash paid for interest	$-	$-

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

In the opinion of management, the consolidated balance sheet as of December 31, 2011 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2011.

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

As of March 31, 2012, the Company suffered a continuous loss of $915,938 from the last quarter and suffered from a working capital deficit of $8,121,207. For the Cunli Ji Mine, the mining activities were temporary halted in the first quarter of 2012 because of the fact that (i) the mine was undergoing certain restructuring activities in January before the Chinese New Year and (ii) the Chinese government’s regulation of disallowing mining activities during the Chinese New year period starting from late January to late February and the “Two-Conferences Period” in Beijing immediately after the Chinese New Year in March. For the Dayuan Mine, the mining activities were temporary halted from late January to end of March because of the Chinese government’s regulation of disallowing mining activities during Chinese New Year period and the “Two-Conferences Period” as mentioned above. The continuation of the Company is dependent upon the continuing financial support of shareholders and generating significant revenue and achieving profitability from the mine operation. The actions involve certain development and restructuring strategies in gold mines. However, there is no assurance that the Company will be successful in securing sufficient funds or developing gold mines to sustain the operations.

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

-	Use of estimates

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

With the above agreements, SBCL demonstrates its ability to control SSIC, JinGuan and XinGuan as the primary beneficiaries and the operating results of the VIEs was included in the condensed consolidated financial statements for the three months ended March 31, 2012 and 2011.

-	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

-	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. For the three months ended March 31, 2012 and 2011, no allowance for doubtful accounts was provided.

-	Mining assets

Mining assets represent the purchase price for mining rights of Cunli Ji Gold Mine and are subject to depletion, based on their proven reserve.

For the Cunli Ji mine the mining activities were temporary halted in the first quarter of 2012 because of the fact that (i) the mine was undergoing certain restructuring activities in January before the Chinese New Year and (ii) the Chinese government’s regulation of disallowing mining activities during the Chinese New year period from late January to late February and the “Two-Conferences Period” in Beijing immediately after the Chinese New Year in March. For the Dayuan Mine, the mining activities were temporary halted from late January to end of March because of the Chinese government’s regulation of disallowing mining activities during Chinese New Year period and the “Two-Conferences Period” as mentioned above. For the three months ended March 31, 2012, no impairment loss for the above mines was provided.

-	Prepaid mining rights

Prepaid mining rights represent certain amount of lease prepayment made for the operation of the mining license of Dayuan Gold Mine and are being amortized using a straight-line basis over its scheduled lease term.

The rent expense on prepaid mining rights for the three months ended March 31, 2012 and 2011 were $522,142 and $0, respectively. As of March 31, 2012, the estimated annual amortization of the prepaid mining rights for the next three years is as follows:

Years ending March 31:
2013	$2,087,056
2014	2,087,056
2015	587,643

Total:	$4,761,755

-	Property, plant and equipment

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

Depreciation expense for the three months ended March 31, 2012 and 2011 were $91,292 and $15,146, respectively.

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

In accordance with the provisions of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as mining assets, prepaid mining right, property, plant and equipment and construction in progress held and used by the Company are annually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. Future cash flows are based on estimated quantities of gold and other recoverable metals, expected price of gold and other commodity (considering current and historical prices, price trends and related factors), production levels and cash costs of production, capital and reclamation costs, all based on detailed engineering life-of-mine plans. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

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

In accordance with the relevant regulations under the Chinese Law, a company that is engaged in exploiting mineral resources is required to pay a resource tax and resources compensation levy to the local government as the compensation for the depletion of mineral resources. Pursuant to “Provisional Regulations on Resources Tax of the PRC” and “Administrative Rules on the Levy of Mineral Resources Compensation”, the amounts of the resource tax and resources compensation levy are computed on the basis of the sales revenue of mineral products. The Company was required to pay resource compensation fees of $19,369 and $4,068 for the three months ended March 31, 2012 and 2011, respectively.

-	Comprehensive income

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

For the three months ended March 31, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2012, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

-	Net (loss) income per share

The Company calculates net (loss) income per share in accordance with ASC Topic 260, “Earnings per Share.” Basic (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted (loss) income per share is computed similar to basic (loss) income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	March 31, 2012	March 31, 2011
Period-end RMB:US$1 exchange rate	6.3247	6.5701
Period average RMB:US$1 exchange rate	6.3201	6.5894

-	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three months ended March 31, 2012, the Company operates in two reportable operating segments in the PRC.

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income”(“ASU 2011-05”). ASU 2011-05 requires companies to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income. This statement is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted and the amendments in this update will be applied retrospectively. The adoption has not had a material effect on the Company’s financial statements.

NOTE – 5 CUNLI JI GOLD MINING PROJECT

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

On January 3, 2011, the Company and PCGM mutually agreed to extend the lease term of the Cunliji gold mine for an additional six months expiry on July 3, 2011 with all terms and conditions to remain unchanged and granted the waiver of 12-months’ rental charge for 2010 fiscal year under the operating lease agreement. Since one of the criteria, namely daily production of 80 tonnes as set out in the aforesaid operating lease agreement cannot be met, on July 3, 2011 both parties agreed to extend the lease term of the Cunli Ji Gold Mine for another six months to January 3, 2012.

On January 3, 2012, the above transaction was closed and the rental deposit became part of the purchase consideration.

NOTE – 6 AMOUNT DUE FROM A RELATED PARTY

As of March 31, 2012, amount due from a related party represented temporary advances made to Mr. Jingfeng Lv, the director of a subsidiary, SSIC, which is unsecured, interest-free and repayable in the next twelve months.

NOTE – 7 SHORT-TERM BORROWINGS

For the three months ended March 31, 2012, the Company’s operating subsidiary, SSIC, obtained short-term borrowing of $869,606 (equivalent to RMB5,500,000) from a financial institution in the PRC, which bears interest rate at 1.3 times of the Bank of China Benchmark Lending Rate, monthly payable, due January 19, 2013, and is secured by the property owned by Mr. Zhang, the director.

NOTE – 8 AMOUNT DUE TO A RELATED PARTY

As of March 31, 2012, amount due to a related party represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

NOTE – 9 NOTE PAYABLE

During the three months ended March 31, 2012, the Company entered into a loan of $1,923,867 (equivalent to RMB12,640,000) with an independent third party, due September 8, 2012, which carried annual interest at Bank of China Benchmark Lending Rate, payable at maturity.

As of March 31, 2012, the Company had unsecured, interest-free notes due June 30, 2012 on an extension basis. Upon maturity date, the note holder has an option to receive the cash repayment or in lieu of the Company’s common stock.

NOTE – 10 LOANS PAYABLE, UNSECURED

As of March 31, 2012, the Company had a short-term loan of $4,573,128 (equivalent to RMB28,923,657) with an independent third party, due November 27, 2012 on an extension basis, which carried annual interest at Bank of China Benchmark Lending Rate, payable at maturity. For the three months ended March 31, 2012, the Company made partial repayment of $609,166 (equivalent to RMB3,850,000).

As of March 31, 2012, the Company also held the following long-term loans payable to third parties:

	31-Mar-12		31-Dec-11
	(Unaudited)		(Audited)

Loans payable to four individuals in the PRC, unsecured:

Equivalent to RMB4,500,000 (2010: RMB9,250,000) with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2013		$711,496		$708,405

Equivalent to RMB9,400,000 (2010: RMB 9,250,000) with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2013		1,486,237		1,479,779

Equivalent to RMB8,000,000 with interest rate at 5.18% per annum, payable at its maturity, due June 14, 2013		1,264,882		1,259,386

Equivalent to RMB2,700,000 with non-interest bearing, payable at its maturity, due March 29, 2013		-		425,043

Total loans payable, non-current		3,462,615		3,872,613
	$		$

Less: current portion
Equivalent to RMB 3,390,000 with non-interest bearing, payable at its maturity, due March 29, 2013		535,994		-
Total loans payable, current		535,994		-
	$		$

NOTE – 11 INCOME TAXES

For the three months ended March 31, 2012 and 2011, the local (United States) and foreign components of (loss) income before income taxes were comprised of the following:

	Three months ended March 31,
	2012	2011
Tax jurisdictions from:
– Local	$-	$-
– Foreign	(915,938)	635,271
(Loss) income before income taxes	$(915,938)	$635,271

The provision for income taxes consisted of the following:

	Three months ended March 31,
	2012	2011
Current:
– Local	$-	$-
– Foreign, representing by:
Hong Kong	-	-
The PRC	-	187,018

Deferred:
– Local	-	-
– Foreign	-	-
Income tax expense	$-	$187,018

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

Hong Kong

Golden Wide is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. For the three months ended March 31, 2012 and 2011, Golden Wide suffered from an operating loss of $2,332 and generated an operating income of $944, respectively.

The PRC

The Company generated its income from its subsidiaries and VIEs operating in the PRC for the three months ended March 31, 2012 and 2011, which are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%. A reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2012 and 2011 is as follows:

	Three months ended March 31,
	2012	2011

Income before income taxes	$(913,548)	$636,931
Statutory income tax rate	25%	25%

Income tax expense at the statutory rate	(228,387)	159,233
Net operating loss not recognized as deferred tax asset	(41,916)	17,192
Tax losses utilized	37,893	-
Non-deductible items	232,410	10,593
Income tax expense	$-	$187,018

As of March 31, 2012, the Company incurred $1,890,145 of aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $472,194 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE – 12 SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments, as defined by ASC Topic 280:

-	Mining management business – project management of gold mining operations;
-	Mining technical service business – provision of mining technical services.

The Company operates these business segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the periods presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company has no inter-segment sales for the three months ended March 31, 2012 and 2011. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended March 31, 2012 and 2011:

	Three months ended March 31, 2012
	Mining management business	Mining technical service business	Total
Operating revenues, net:
- Products	$412,725	$-	$412,725
- Service	-	-	-
Total operating revenues	412,725	-	412,725
Cost of revenues	(1,042,022)	-	(1,042,022)

Gross (loss) profit	(629,297)	-	(629,297)
Depreciation and amortization	613,434	-	613,434
Total assets	14,486,016	-	14,486,016
Expenditure for long-lived assets	$9,861	$-	$9,861

	Three months ended March 31, 2011
	Mining management business	Mining technical service business	Total
Operating revenues, net:
- Products	$767,639	$-	$767,639
- Service	-	565,064	565,064
Total operating revenues	767,639	565,064	1,332,703
Cost of revenues	(350,221)	(79,401)	(429,622)

Gross profit	417,418	485,663	903,081
Depreciation	10,628	4,518	15,146
Total assets	13,497,876	-	13,497,876
Expenditure for long-lived assets	$1,079	$41,164	$42,243

All long-lived assets are located in the PRC.

NOTE – 13 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended March 31, 2012 and 2011, the customer who accounts for 10% or more of the Company’s revenues and its outstanding balance at period-end date, are presented as follows:

	Three months ended March 31, 2012		March 31, 2012
	Revenue	Percentage of revenue	Accounts receivable, trade

Customer A	$412,725	100%	$-

		Three months ended March 31, 2011		March 31, 2011
Customer		Revenue	Percentage of revenue	Accounts receivable, trade

Customer A		$767,639	58%	$279,055
Customer C		565,064	42%	-

	Total:	$1,332,703	100%	$279,055

All customers are located in the PRC.

(b) Major vendors

For the three months ended March 31, 2012 and 2011, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

	Three months ended March 31, 2012		March 31, 2012
Vendor	Purchases	Percentage of purchases	Accounts payable, trade

Vendor A	$65,380	89%	$19,917

		Three months ended March 31, 2011		March 31, 2011
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$95,142	35%	$37,717
Vendor B		40,975	15%	22,105
Vendor C		97,537	35%	32,539

	Total:	$233,654	85%	$92,361

All vendors are located in the PRC.

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

(g) Mining industry risks

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

NOTE – 14 COMMITMENTS AND CONTINGENCIES

The Company is committed under several non-cancelable operating leases for office premises and mining rights with the terms ranging from 1 to 10 years, with fixed monthly rentals or scheduled payments. Total rent expenses (excluding amortization of prepaid mining rights) for the three months ended March 31, 2012 and 2011 was $23,760 and $19,929, respectively.

As of March 31, 2012, the Company has the aggregate future minimum rental payments due under these non-cancelable operating leases, as follows:

	Operating lease commitments
	Office premises	Mine operating rights	Total
Year ending March 31,
2013	$107,478	$6,166,300	$6,273,778
2014	86,798	-	86,798
2015	-	8,221,734	8,221,734
2016	-	-	-
2017	-	-	-
Thereafter	-	-	-

Total:	$194,276	$14,388,034	$14,582,310

NOTE–15 SUBSEQUENT EVENTS

The company evaluated subsequent events through the date the financial statements were issued and filed with this Form10-Q. There were no subsequent events that required recognition or disclosure.

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

We currently rely on one subcontractor for all of our mining operations in the PRC - Wenzhou Mine Engineering Construction Group Co. Ltd. (“WMEC”), which means our operations are affected by their performance and whose activities are substantially outside of our control. If WMEC fails to achieve the conditions set forth in our Construction Project Agreement with them, e.g. monthly extraction volumes, gold concentrate processing volumes, etc., or they otherwise fail to perform their obligations to us, we may be forced to terminate their services, which would cause delays in our mineral production, require that we identify and engage one or more other third-party contractors to do the work WMEC was doing, all of which would adversely affect our operating results. No relationship exists between WMEC, the subcontractor we rely on for all of our mining operations in the PRC, and Penglai City Gold Mining Holding Co. Limited, the legal owner and holder of the PRC State license to the Cunli Ji Mine; they are unrelated parties.

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

On May 6, 2011, we, through our VIE, Yantai JinGuan Investment Co., Ltd. (JinGuan), entered into a lease arrangement with Longkou Dayuan Gold Mining Co. Ltd., an unrelated third party being the legal owner and holding the mining license of the Dayuan gold mine (the “Lease Property”) regarding Dayuan Gold Mine. Under the agreement, we agree to pay the aggregate rental payments of approximately $20 million in a term of 10 years commencing from April 1, 2011 through April 1, 2021, to obtain the right to manage and operate the Lease Property in the repayment schedule, whereas the Company is committed to pay $12 million equal to 6 years’ rental, no later than September 30, 2011 and the remainder will be paid no later than March 1, 2017. On September 25, 2011, both parties signed a Supplemental Agreement agreed to defer the aforesaid balance of payment of $6 million to March 31, 2012. On March 30, 2012, the payment was agreed to extend to September 30, 2012. Concurrently, we entered into an equipment transfer agreement (the “Transfer Agreement”) with Longkou Datong Industry and Trade Co., Ltd. for the acquisition of mining assets and auxiliary equipment currently being used in the Dayuan gold mine at a purchase price of approximately $2.3 million.

There was no mining production in the Cunliji Mine Area during the three months ended March 31, 2012 whilst total mining production during the three months ended March 31, 2011 were approximately 3,829.03 tons of gold ore or a monthly average of 1,276.34 tons, with an average gold grade of 4.49 g/t. No gold concentrate was sold for the three months ended March 31, 2012 whilst gold concentrate sold for the three months ended March 31, 2011 was 22,753 kg. The production level, in units of daily tonnage of raw mineral rocks extracted, average 0 tons/day during the first quarter of 2012 and 4.18 tons/day during the first quarter of 2011.

The Dayuan Mine commenced operation in July 2011. Mining production of the Dayuan Mine for the three months ended September 2011 was approximately 8,869 tons of gold ore or a monthly average of 2,956 tons, with an average gold grade of 1.95 g/t. Gold concentrate sold for the three months ended September 30, 2011 was 18 kg, respectively. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 118 tons/day during the fiscal year 2011. The operation was halted in the fourth quarter of 2011 due to (i) mine restructuring and exploration; (ii) technology improvement; and (iii) government energy-saving program which resulted in electricity supply cut-down in December 2011. Total mining production of the Dayuan Mine during the three months ended March 31, 2012 was approximately 2,798 tons of gold ore or a monthly average of 1,399 tons, with an average gold grade of 3.59 g/t. There was no mining production in March 2012.

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

 Results of Operations

We do not believe there have been any recent trends in production, sales, inventory, or the state of the costs or selling prices of our products since the financial year ended 2009, nor any known trends, uncertainties, demands, commitments or events that are reasonably likely to have a material effect on our net sales or revenues, income from continuing operations, profitability, liquidity or capital resources, or that would cause reported financial information not necessarily to be indicative of future operating results or financial condition.

The following table set forth key components of our results of operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. All numbers referenced are in U.S. Dollars:

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011:

	Three Months Ended March 31,
	2012	2011	Increase/(Decrease)	Change in %
Sales Revenue
- Product	$412,725	$767,639	(354,914)	(46.23%)
- Service	-	565,064	(565,064)	(100.00%)
	412,725	1,332,703
Cost of Sales
- Product	1,042,022	350,221	691,801	197.53%
- Service	-	79,401	(79,401)	(100.00%)
	1,042,022	429,622

Gross (Loss) Profit	(629,297)	903,081	(1,532,378)	(169.68%)

Administrative Expenses	243,506	269,021	(25,515)	(9.48%)

(Loss) Income from Operations	(872,803)	634,060	(1,506,863)	(237.65%)
Interest Expenses	(43,325)	-	(43,325)	100%
Interest Income	190	1,211	(1,021)	(84.31%)
Other Income	-	-	-	N/A
(Loss) Income before Income Tax	(915,938)	635,271	(1,551,209)	(244.18%)
Income Tax (Expense)	-	(187,018)	187,018	(100%)
Net (Loss) Income	$(915,938)	$448,253	(1,364,191)	(304.33%)
Comprehensive (Loss) Income
- Foreign currency translation adjustment
	133,986	20,859	113,127	542.34%
	$(781,952)	$469,112	(1,251,064)	(266.69%)

Net Revenues

We commenced gold mining activity in May 2009 and began selling of gold concentrate in July 2009. Gold concentrate is mainly sold to smelting plants in the Shandong Province, PRC. Apart from the selling of gold concentrate, we also provide mining consulting and technical services through our own experts.

Revenue for the three months ended March 31, 2012 and 2011 comprised the following:

	31-Mar-12%		31-Mar-11%
Sales revenue
- Product	$412,725	100.00	$767,639	57.60
- Service	-	0.00	565,064	42.40
	$412,725	100.00	$1,332,703	100.00

Cost of sales
- Product	$1,042,022	100.00	$350,221	81.52
- Service	-	0.00	79,401	18.48
	$1,042,022	100.00	$429,622	100.00

Gross (Loss) Profit
- Product	$(629,297)	100.00	$417,418	46.22
- Service	-	0.00	485,663	53.78
	$(629,297)	100.00	$903,081	100.00

Gross (Loss) Profit (Total)	$(629,297)	N/A	$903,081	N/A

Gross Profit Margin
- Product	(152.47%)	N/A	54.38%	N/A
- Service	-	N/A	85.95%	N/A

Net revenue for the three months ended March 31, 2012 was $0.41 million and all referred to the sales of gold concentrate. There was no service income during the same period.

Sales revenue derived from sales of gold concentrate for the three months ended March 31, 2012 decreased to $0.41 million, a decrease of $0.35 million, or 46.2%, from sales revenue of $0.77 million for the three months ended March 31, 2011. The decrease of revenue derived from product sales for the three months ended March 31, 2012 when comparing with the corresponding period in 2011 was mainly attributable to a decrease in gold concentrate sold as a result of comparatively lowered gold grade in the area mined offset by increase of world’s gold price.

Sales revenue from service belongs to the provision of exploration consulting service on gold mine exploration to Long Kou Hou De Gold Co., Ltd. (“Houde”), an unrelated party. For the three months ended March 31, 2012, there was no service income. The absence of service income was mainly attributable to the expiration of the provision of mining consulting and technical services to Houde on March 31, 2011.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2012 and 2011 were $1.04 million and $0.43 million respectively, cost of revenue consisted primarily of direct materials, direct labor, sub-contracting mining fee, extracting fees, mine rental expenses and other operating overhead, which were primarily attributable to the sales of gold concentrates. Shipping and handling costs associated with the distribution of our products were borne by the customers. The increase in cost of revenue for the three months ended March 31, 2012 when comparing with the corresponding period in 2011 was mainly attributable to additional direct cost and material cost to develop and operate the Dayuan Mine as well as the amortization of mining rights.

Gross Profit and Gross Profit Margin

Our gross (loss) profit for the three months ended March 31, 2012 and 2011 were ($0.63) million and $0.91 million. Our gross margin for the sale of gold concentrate was (152.47%). There was a decrease in the gross margin for the sales of gold concentrate income, which was mainly due to an increase in the cost of operating overhead especially labor cost.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2012 and 2011 comprised mainly of salaries and staff welfare expenses, legal and professional fees, entertainment expenses, traveling and hotel accommodation expenses and other expenses in connection with general operation.

Our general and administrative expenses decreased $0.03 million from $0.27 million for the three months ended March 31, 2011 to $0.24 million for the three months ended March 31, 2012. The decrease in general and administrative expenses was mainly attributable to the professional fees incurred for the preparation and filing of initial offering.

Interest Income

Interest income for the three months ended March 31, 2012 was $190, representing a decrease of 84.31% over the same period in year 2011. Interest income for the three months ended March 31, 2011 was $1,211. The decrease was attributable to a decrease in bank interest income.

Income Tax Expense

Our income taxes decreased from $0.19 million for the three months ended March 31, 2011 to $0 for the three months ended March 31, 2012. Such decrease was attributable to the decreased revenue and the loss from operations.

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

British Virgin Islands

Under the current BVI law, BSL is not subject to tax on its income or profits. In addition, dividends and capital gains from our investments in the BVI are not subject to income taxes and no withholding tax is imposed on payments of dividends to the Company. For the three months ended March 31, 2012 and 2011, BSL generated operating loss of $58 and operating profit of $716, respectively.

Hong Kong

GWIL is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. For the three months ended March 31, 2012 and 2011, GWIL suffered from an operating loss of $2,332 and $944, respectively.

The PRC

We have generated all of our income through our subsidiaries and VIEs operating in the PRC during the three months ended March 31, 2012 and 2011.  Effective from January 1, 2008, all entities in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%.

Net (Loss)/Income

Our net loss for the three months ended March 31, 2012 was $0.92 million, as compared to net income of $0.45 million for the three months ended March 31, 2011.

The increase in net loss was attributable to the decrease in revenue.

Foreign Currency Translation Gains

Our operating subsidiaries are located in China. Our operating subsidiaries purchase substantially all products and render all services in China, and receive payments from customers in China using RMB as the functional currency. We do not engage in currency hedging.

On July 21, 2005, China reformed its foreign currency exchange policy, revalued the RMB by 2.1 percent and allowed the RMB to appreciate as much as 0.3 percent per day against the U.S. dollar. As a result, we implemented different exchange rates in translating RMB into U.S. dollars in our financial statements for the first quarter of 2012 and 2011.

For the three months ended March 31, 2012, we utilized the exchange rates of 6.3247 and 6. 3201, and in calculating the assets and liabilities, revenue and expenses, and equity, respectively, which resulted in a $133,986 in foreign currency translation gain. For the three months ended March 31, 2011, we implemented the exchange rates of 6.5701 and 6.5894 in calculating the assets and liabilities, revenue and expenses, and equity, respectively, which resulted in a $20,859 foreign currency translation gain.

Liquidity and Capital Resources

We have committed and contracted for mining rent payments in the next twelve months. As of March 31, 2012, we have available cash of $273,254 and suffered from a working capital deficit of $8,121,207, whereas we may not have sufficient working capital to meet with the contingent payments and daily operation. Our continuation as a going concern is dependent upon the continuing financial support from our stockholders and generating significant revenue and achieving profitability from the mining operations. Our management believes that the existing stockholders will provide the additional cash to meet with our obligations as they become due. However, there can be no assurance that we will be able to obtain sufficient funds to meet our obligations on a timely manner.

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

General

As of March 31, 2012 and December 31, 2011, we had cash and cash equivalents of $0.27 million and $0.34 million, respectively. The following table provides detailed information about our net cash flow for the three months ended March 31, 2012 and 2011.

Cash Flow for the Three Months Ended March 31, 2012 and 2011

(All amounts in millions of U.S. dollars)
	March 31,
	2012	2011
Net cash (used in) provided by operating activities	$(0.43)	$0.31
Net cash (used in) investing activities	(0.01)	(7.01)
Net cash provided by financing activities	0.33	5.56
Effect of exchange rate changes on cash	0.04	-
Net cash (outflow) inflow	$(0.07)	$(1.14)

Operating Activities:

Net cash used in operating activities was $ 0.43 million for the three months ended March 31, 2012, as compared to net cash provided by operating activities of 0.31million for the same period in 2011. The decrease in net cash provided by operating activities in the three months ended March 31, 2012 was primarily due to the decrease in net income, accounts receivable, deposit and prepayment.

Investing Activities:

Our main uses of cash for investing activities during the three months ended March 31, 2012 and 2011 were payment of rental deposit, acquisitions of plant and equipment and construction in progress.

Net cash used in investing activities for the three months ended March 31, 2012 was $0.01 million, which is a decrease of $7.00 million from net cash used in investing activities of $7.01 million in the same period of 2011. This decrease was primarily due to the decrease in the payments on mining rights and mining equipment and short-term advances.

Financing Activities:

Net cash provided by financing activities for the three months ended March 31, 2012 totaled $0.33 million, as compared to $5.56 million in the same period of 2011. The decrease in net cash provided by financing activities was mainly due to the repayment of note and loans payable of related party.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, financings or other relationships.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and principal financial officer.  Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. During the three months ended March 31, 2012, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the three months ended March 31, 2012, there were no changes in our disclosure controls and procedures over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

We are not a party to any pending legal proceedings.

Item 1A.    Risk Factors

There were no other material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2011.

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

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated on May 15, 2012.

China ShouGuan Mining Corporation, Registrant

By:           /s/ Feize Zhang

Feize Zhang, Principal Executive Officer

By:          /s/  Ming Cheung

Ming Cheung, Principal Financial Officer

