Form 10-Q
period 2012-06-30
CHINA SHOUGUAN MINING Corp
filed 2012-08-14
CIK 1493893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER THE SECURITIES EXCHANGE ACT OF 1933

For the quarterly period ended June 30, 2012

Commission File No. 333-167964

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

Carmichael, CA. 95608

Telephone (916) 248-3666

Facsimile (916) 517-1449

(Name, address and telephone number of agent for service)

__________________________

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   Nox

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes   Nox

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yesx     No ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   Nox

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ¨       Accelerated filer ¨       Non-accelerated filer ¨      Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   Nox

As of June 30, 2012, there were 101,000,000 shares of our common stock issued and outstanding. Our common stock is not currently listed and trading on any exchange. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the $0.0001 par value price per share paid for the shares is approximately $5,918.

1

FORM 10-Q

China ShouGuan Mining Corporation

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA SHOUGUAN MINING CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (Audited)	F-5

Condensed Consolidated Statements of Operations And Comprehensive Income for the Three and Six Months ended June 30, 2012 and 2011	F-6

Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2012 and 2011	F-7

Condensed Consolidated Statement of Stockholders’ Equity for the Three Months ended June 30, 2012	F-8

Notes to Condensed Consolidated Financial Statements	F-9 – F-23

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$244,443	$339,870
Accounts receivable, trade	-	227,427
Amount due from a related party	1,289	3,334
Deposits and prepayments	173,780	297,262
Prepaid mining rights, current	2,088,707	2,046,503
Total current assets	2,508,219	2,914,396

Non-current assets:
Mining assets	5,696,473	5,667,239
Prepaid mining rights	2,154,638	3,214,059
Property, plant and equipment, net	3,219,287	3,364,768
Construction in progress	217,738	206,655
TOTAL ASSETS	$13,796,355	$15,367,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$113,058	$783,610
Amount due to a related party	303,504	212,365
Income tax payable	5,940	-
Short-term borrowings	870,294	-
Notes payable	4,023,618	4,023,618
Short-term loans payable, unsecured	3,582,860	5,159,337
Current portion of long-term loans payable, unsecured	3,994,273	-
Current portion of loans payable, related party	110,765	-
Accrued liabilities and other payable	282,084	245,139

Total current liabilities	13,286,396	10,424,069

Long-term liabilities:
Loans payable, unsecured	373,023	3,872,613
Loans payable, related party	553,824	-

Total long-term liabilities	926,847	3,872,613

Total liabilities	$14,213,243	$14,296,682

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized; 101,000,000 shares issued and outstanding, respectively	10,100	10,100
Additional paid-in capital	1,677,379	1,677,379
Statutory reserve	340,046	340,046
Accumulated other comprehensive income	327,665	193,814
Accumulated deficits	(2,772,078)	(1,150,904)

Total stockholders’ equity	(416,888)	1,070,435

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,796,355	$15,367,117

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues, net:
- Product sales	$724,269	$1,193,464	$1,136,994	$1,961,103
- Service income	-	-	-	568,621
Total revenues, net	724,269	1,193,464	1,136,994	2,529,724

Cost of revenue	(1,091,131)	(1,446,813)	(2,133,153)	(1,876,435)

Gross (loss) profit	(366,862)	(253,349)	(996,159)	653,289

Operating expenses:
General and administrative	(366,045)	(465,541)	(609,551)	(734,562)

Loss from operations	(732,907)	(718,890)	(1,605,710)	(81,273)

Other income (expense):
Interest expenses	(67,812)	-	(111,137)	-
Interest income	288	24,942	478	26,153
Other income	31,578	44,287	31,578	44,287

Loss before income taxes	(768,853)	(649,661)	(1,684,791)	(10,833)

Income tax credit (expense)	63,617	(131,669)	63,617	(318,687)

NET LOSS	$(705,236)	$(781,330)	$(1,621,174)	$(329,520)

Other comprehensive (loss) income:
- Foreign currency translation (loss) gain	(135)	106,237	133,851	123,539

COMPREHENSIVE LOSS	$(705,371)	$(675,093)	$(1,487,323)	$(205,981)

Net loss per share – Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	101,000,000	100,000,000	101,000,000	100,000,000

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2012	-	2011
Cash flows from operating activities:
Net loss	$(1,621,174)		$(329,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	176,807		34,159
Amortization of prepaid mining right	1,043,396		-
Changes in operating assets and liabilities:
Accounts receivable	228,390		208,328
Deposits and prepayments	194,608		(2,073,913)
Accounts payable	(673,977)		180,983
Income tax payable	5,934		(196,715)
Accrued liabilities and other payable	35,850		(33,752)

Net cash used in operating activities	(610,166)		(2,210,430)

Cash flows from investing activities:
Purchase of property, plant and equipment	(14,120)		(2,387,612)
Payments on mining right	-		(3,932,390)
Payments on construction in progress	(10,009)		-

Net cash used in investing activities	(24,129)		(6,320,002)

Cash flows from financing activities:
Proceeds from short-term borrowings	869,496		-
Proceeds from note payable	-		4,011,315
(Repayment of) proceeds from short-term loans payable	(1,601,622)		1,930,307
Proceeds from long-term loans payable	474,271		412,328
Proceeds from loan payable, related party	663,979		-
Advances from a related party	92,657		15,387

Net cash provided by financing activities	498,781		6,369,337

Effect of exchange rate changes on cash and cash equivalents	40,087		21,505

NET CHANGE IN CASH AND CASH EQUIVALENTS	(95,427)		(2,139,590)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	339,870		2,425,494

CASH AND CASH EQUIVALENTS, END OF PERIOD	$244,443		$285,904

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash (refunded) paid for income taxes	$(69,551)		$504,274
Cash paid for interest	$31,412		$-

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2011 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012 or for any future period.

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

The details of the Company’s subsidiaries and VIEs are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest Held

Bei Sheng Limited (“BSL”)	British Virgin Islands, a limited liability company	Investment holding in GWIL and provision of mining technical advice	50,000 issued shares of US$1 each	100%

Golden Wide International Limited (“GWIL”)	Hong Kong, a limited liability company	100%-investment holding in SBCL	10,000 issued shares of HK$1 each	100%

Shoujin Business Consulting (Shenzhen) Limited (“SBCL”)	The PRC, a limited liability company	Provision of consulting service in the PRC	RMB100,000	100%

Shenzhen Shouguan Investment Co., Ltd (“SSIC”) #	The PRC, a limited liability company	99%-investment holding in JinGuan	RMB10,180,000	N/A

Yantai Jinguan Investment Limited (“JinGuan”) #	The PRC, a limited liability company	100%-investment holding in XinGuan	RMB5,000,000	N/A

Penglai Xinguan Investment Limited (“XinGuan”) #	The PRC, a limited liability company	Exploration, drilling, mining and sale of gold products	RMB37,000,000	N/A

# represents variable interest entity (“VIE”)

The Company and its subsidiaries and VIEs are hereinafter collectively referred to as (“the Company”).

 CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

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

For the six months ended June 30, 2012, the Company generated a continuous loss of $1,621,174 and suffered from a working capital deficit of $10,778,177, whereas the Company may not have sufficient working capital to meet with the contingent payments. The continuation of the Company as a going concern is dependent upon the continuing financial support from its stockholders. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations on a timely manner.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2012

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

With the above agreements, SBCL demonstrates its ability to control SSIC, JinGuan and XinGuan as the primary beneficiaries and the operating results of the VIEs was included in the condensed consolidated financial statements for the three and six months ended June 30, 2012 and 2011.

-  Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

-   Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. For the three and six months ended June 30, 2012 and 2011, no allowance for doubtful accounts was provided.

-	Mining assets

Mining assets represent the purchase price for mining rights of Cunli Ji Gold Mine and are subject to depletion, based on their proven reserve.

For the Cunli Ji mine, the mining activities were temporary halted in the first and second quarter of 2012 because of the fact that (i) the mine was undergoing certain restructuring activities in January before the Chinese New Year and (ii) the Chinese government’s regulation of disallowing mining activities during the Chinese New year period from late January to late February and the “Two-Conferences Period” in Beijing immediately after the Chinese New Year in March. For the Dayuan Mine, the mining activities were temporary halted from late January to end of March because of the Chinese government’s regulation of disallowing mining activities during Chinese New Year period and the “Two-Conferences Period” as mentioned above. For the three and six months ended June 30, 2012, no impairment loss for the above mines was provided. The Dayuan Mine was back to normal production status in the second quarter of 2012.

 CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

-	Prepaid mining rights

Prepaid mining rights represent certain amount of lease prepayment made for the operation of the mining license of Dayuan Gold Mine and are being amortized using a straight-line basis over its scheduled lease term.

The rent expense on prepaid mining rights for the three months ended June 30, 2012 and 2011 was $521,254 and $0, respectively.

The rent expense on prepaid mining rights for the six months ended June 30, 2012 and 2011 was $1,043,396 and $0, respectively.

As of June 30, 2012, the estimated annual amortization of the prepaid mining rights for the next three years is as follows:

Years ending June 30:
2013	$2,088,707
2014	1,917,285
2015	237,353

Total:	$4,243,345

-	Property, plant and equipment

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

Depreciation expense for the three months ended June 30, 2012 and 2011 were $85,515 and $19,013, respectively.

Depreciation expense for the six months ended June 30, 2012 and 2011 were $176,807 and $34,159, respectively.

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

 CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

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

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

-	Resource compensation fees

In accordance with the relevant regulations under the Chinese Law, a company that is engaged in exploiting mineral resources is required to pay a resource tax and resources compensation levy to the local government as the compensation for the depletion of mineral resources. Pursuant to “Provisional Regulations on Resources Tax of the PRC” and “Administrative Rules on the Levy of Mineral Resources Compensation”, the amounts of the resource tax and resources compensation levy are computed on the basis of the sales revenue of mineral products. The Company was required to pay resource compensation fees of $26,781 and $4,068 for the six months ended June 30, 2012 and 2011, respectively.

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

For the three and six months ended June 30, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2012, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

-	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

 CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	June 30, 2012	June 30, 2011
Period-end RMB:US$1 exchange rate	6.3197	6.5701
Period average RMB:US$1 exchange rate	6.3255	6.5482

-	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three and six months ended June 30, 2012, the Company operates in one reportable operating segment in the PRC.

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

 CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

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

In July 2012, the Financial Accounting Standards Board issued ASC Update No. 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 provides companies with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If the Company concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with Topic 350. The Company does not expect the adoption of ASU 2012-02 to impact its results of operations or financial position.

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

  CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

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

NOTE – 6 AMOUNT DUE FROM A RELATED PARTY

As of June 30, 2012, amount due from a related party represented temporary advances made to Mr. Jingfeng Lv, the director of a subsidiary, SSIC, which is unsecured, interest-free and repayable on demand.

NOTE – 7 AMOUNT DUE TO A RELATED PARTY

As of June 30, 2012, amount due to a related party represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

NOTE – 8 SHORT-TERM BORROWINGS

For the six months ended June 30, 2012, the Company’s operating subsidiary, SSIC, obtained short-term borrowings of $869,496 (equivalent to RMB5,500,000) from a financial institution in the PRC, which bears interest rate at 1.3 times of the Bank of China Benchmark Lending Rate, monthly payable, due January 19, 2013, and is secured by the property owned by Mr. Zhang, the director.

NOTE – 9 NOTES PAYABLE

As of June 30, 2012, the Company had unsecured, interest-free notes due June 30, 2012 on an extension basis. Upon maturity date, the notes are further extended to September 30, 2012 and the note holder has an option to receive the cash repayment or in lieu of the Company’s common stock. These notes were subsequently converted into shares at a price of $0.5 per share, with an aggregate of 8,000,000 shares of common stock.

NOTE – 10 LOANS PAYABLE, UNSECURED

As of June 30, 2012, the Company had a short-term loan of $3,582,860 (equivalent to RMB22,642,600) with several independent third parties, due November 27, 2012 on an extension basis, which carried annual interest at Bank of China Benchmark Lending Rate, payable at maturity. For the six months ended June 30, 2012, the Company made partial repayment of $1,601,622 (equivalent to RMB10,131,058).

  CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of June 30, 2012, the Company also held the following long-term loans payable to third parties:

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)

Loans payable to four individuals in the PRC, unsecured:

Equivalent to RMB4,500,000 with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2013	$712,059	$708,405

Equivalent to RMB9,400,000 with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2013	1,487,413	1,479,779

Equivalent to RMB8,000,000 with interest rate at 5.18% per annum, payable at its maturity, due June 14, 2013	1,265,883	1,259,386

Equivalent to RMB2,700,000 with non-interest bearing, payable at its maturity, due March 29, 2013	427,235	425,043

Equivalent to RMB 3,000,000 (2011: RMB0) with effective interest rate at 8.97% per annum, payable with monthly principal and interest payments, due February 28, 2017	474,706	-

Total long-term loans payable	4,367,296	3,872,613

Less: current portion	(3,994,273)	-
Long-term loans payable, net of current portion	$373,023	$3,872,613

As of June 30, 2012, the minimum future payments of the aggregate long-term loans payable in the next five years are as follows:

Year ending June 30:
2013	$3,994,273
2014	89,933
2015	98,340
2016	107,533
2017	77,217

Total borrowings	$4,367,296

NOTE – 11 LOAN PAYABLE FROM A RELATED PARTY

During the six months ended June 30, 2012, the Company entered into a loan of $663,979 (equivalent to RMB4,200,000) with Mr. Zhang, the director of the Company, due April 21, 2014, which was unsecured, carried annual interest at Bank of China Benchmark Lending Rate and payable in a monthly installment.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of June 30, 2012, the minimum future payments of the aggregate loan payable from a related party in the next two years are as follows:

Year ending June 30:
2013	$110,765
2014	553,824

Total borrowings	$664,589

NOTE – 12 INCOME TAXES

For the six months ended June 30, 2012 and 2011, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Six months ended June 30,
	2012	2011
Tax jurisdictions from:
– Local	$(48,193)	$-
– Foreign	(1,636,598)	(10,833)
Loss before income taxes	$(1,684,791)	$(10,833)

The provision for income taxes consisted of the following:

	Six months ended June 30,
	2012	2011
Current:
– Local	$-	$-
– Foreign, representing by:
Hong Kong	-	-
The PRC	(63,617)	318,687

Deferred:
– Local	-	-
– Foreign	-	-
Income tax (credit) expense	$(63,617)	$318,687

  CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

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

British Virgin Island

Under the current BVI law, Bei Sheng is not subject to tax on its income or profits. For the six months ended June 30, 2012, Bei Sheng suffered from an operating loss of $20,157.

Hong Kong

Golden Wide is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. For the six months ended June 30, 2012 and 2011, Golden Wide suffered from an operating loss of $2,332 and generated an operating income of $944, respectively.

The PRC

The Company generated its income from its subsidiaries and VIEs operating in the PRC for the six months ended June 30, 2012 and 2011, which are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%. A reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2012 and 2011 is as follows:

	Six months ended June 30,
	2012	2011

Lossefore income taxes	$(1,614,109)	$(5,634)
Statutory income tax rate	25%	25%
Income tax expense at the statutory rate	(403,527)	(1,409)
Tax adjustments	(69,551)	-
Net operating loss not recognized as deferred tax asset	191,665	41,832
Non-deductible items	217,796	278,264
Income tax (credit) expense	$(63,617)	$318,687

 CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of June 30, 2012, the Company incurred $2,678,139 of aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $670,149 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company has no inter-segment sales for the three and six months ended June 30, 2012 and 2011. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30, 2012
	Mining management business	Mining technical service business	Total
Operating revenues, net:
- Products	$724,269	$-	$724,269
- Service	-	-	-
Total operating revenues	724,269	-	724,269
Cost of revenues	(1,091,131)	-	(1,091,131)

Gross loss	(366,862)	-	(366,862)
Depreciation and amortization	606,769	-	606,769
Total assets	13,796,355	-	13,796,355
Expenditure for long-lived assets	$14,268	$-	$14,268

	Six months ended June 30, 2012
	Mining management business	Mining technical service business	Total
Operating revenues, net:
- Products	$1,136,994	$-	$1,136,994
- Service	-	-	-
Total operating revenues	1,136,994	-	1,136,994
Cost of revenues	(2,133,153)	-	(2,133,153)

Gross loss	(996,159)	-	(996,159)
Depreciation and amortization	1,220,203	-	1,220,203
Total assets	13,796,355	-	13,796,355
Expenditure for long-lived assets	$24,129	$-	$24,129

 CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30, 2011
	Mining management business	Mining technical service business	Total
Operating revenues, net:
- Products	$1,193,464	$-	$1,193,464
- Service	-	-	-
Total operating revenues	1,193,464	-	1,193,464
Cost of revenues	(1,386,791)	(60,022)	(1,446,813)

Gross loss	(193,327)	(60,022)	(253,349)
Depreciation	13,067	5,946	19,013
Total assets	13,723,382	112,806	13,836,188
Expenditure for long-lived assets	$2,333,912	$11,457	$2,345,369

	Six Months ended June 30, 2011
	Mining management business	Mining technical service business	Total
Operating revenues, net:
- Products	$1,961,103	$-	$1,961,103
- Service	-	568,621	568,621
Total operating revenues	1,961,103	568,621	2,529,724
Cost of revenues	(1,737,012)	(139,423)	(1,876,435)

Gross profit	224,091	429,198	653,289
Depreciation	23,695	10,464	34,159
Total assets	13,723,382	112,806	13,836,188
Expenditure for long-lived assets	$2,334,991	$52,621	$2,387,612

All long-lived assets are located in the PRC.

NOTE – 14 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended June 30, 2012, there was one single customer who accounted for 95% of the Company’s revenues amounting to $685,092 with $0 of accounts receivable at period-end date.

For the six months ended June 30, 2012, there was one single customer who accounted for 97% of the Company’s revenues amounting to $1,097,817 with $0 of accounts receivable at period-end date.

 CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

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

All customers are located in the PRC.

(b) Major vendors

For the three and six months ended June 30, 2011, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

For the three months ended June 30, 2012, there was one single vendor who accounted for 45% of the Company’s purchases amounting to $55,382 with $20,379 of accounts payable at period-end date.

For the six months ended June 30, 2012, there was one single vendor who accounted for 61% of the Company’s purchases amounting to $120,762 with $20,379 of accounts payable at period-end date.

		Three Months ended June 30, 2011		June 30, 2011
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$174,495	45%	$55,174
Vendor B		96,576	25%	33,550
Vendor C		74,699	19%	75,672

	Total:	$345,770	89%	$164,396

 CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

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

 CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

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

NOTE – 15 COMMITMENTS AND CONTINGENCIES

The Company is committed under several non-cancelable operating leases for office premises and mining rights with the terms ranging from 1 to 10 years, with fixed monthly rentals or scheduled payments. Total rent expenses (excluding amortization of prepaid mining rights) for the six months ended June 30, 2012 and 2011 was $51,415 and $45,037, respectively.

As of June 30, 2012, the Company has the aggregate future minimum rental payments due under these non-cancelable operating leases in the next three years, as follows:

	Operating lease commitments
	Office premises	Mine operating rights	Total
Year ending June 30,
2013	$104,891	$6,171,179	$6,276,070
2014	71,073	-	71,073
2015	-	8,228,239	8,228,239

Total:	$175,964	$14,399,418	$14,575,382

NOTE–16 SUBSEQUENT EVENTS

On August 3, 2012, China Shouguan Mining Corporation (“the Company”) entered into definitive agreements with certain investors relating to the private placement of a total of 22,000,000 common stocks of the Company at a subscription price of $0.5 per share, for an aggregate gross cash purchase price of $11,000,000 under Regulation S.

 CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Prior to closing under the agreements, the Company had a total of 101,000,000 shares of its common stock issued and outstanding. Following the closing, the Company has a total of 123,000,000 shares issued and outstanding.

Apart from the above subsequent events, the Company evaluated subsequent events through the date the financial statements were issued and filed with this Form10-Q. There were no subsequent events that required recognition or disclosure.

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

Revenues are derived from the sales of gold concentrates, the principal raw material used in gold smelting operation to produce gold. All mining operations are outsourced to an independent third contractor and we only take possession of the gold concentrates when they are sold to smelters. At that time, the selling prices are determined from two factors, the amount of gold in the gold concentrates and the price of gold on the date of sale. The amount of gold in the gold concentrates is determined and agreed between us and the smelters and then the selling price is determined according to the official gold price at the time of sale as indicated by the Shanghai Gold Exchange (http://www.sge.sh), an entity governed by the PRC Government.

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

On May 6, 2011, we, through our VIE, Yantai JinGuan Investment Co., Ltd. (JinGuan), entered into a lease arrangement with Longkou Dayuan Gold Mining Co. Ltd., an unrelated third party being the legal owner and holding the mining license of the Dayuan gold mine (the “Lease Property”) regarding Dayuan Gold Mine. Under the agreement, we agree to pay the aggregate rental payments of approximately $20 million in a term of 10 years commencing from April 1, 2011 through April 1, 2021, to obtain the right to manage and operate the Lease Property in the repayment schedule, whereas we are committed to pay $12 million equal to 6 years’ rental, no later than September 30, 2011 and the remainder will be paid no later than March 1, 2017. On September 25, 2011, both parties signed a Supplemental Agreement agreed to defer the aforesaid balance of payment of $6 million to March 31, 2012. On March 30, 2012, the payment was agreed to extend to September 30, 2012. Concurrently, we entered into an equipment transfer agreement (the “Transfer Agreement”) with Longkou Datong Industry and Trade Co., Ltd. for the acquisition of mining assets and auxiliary equipment currently being used in the Dayuan gold mine at a purchase price of approximately $2.3 million.

Since mining production was temporary halted in the Cunli Ji Mine Area during the first and second quarter of 2012, there was no mining production in the Cunli Ji Mine Area during the three and six months ended June 30, 2012. Total mining production of the Cunli Ji Mine Area during the three months ended June 30, 2011 was approximately 4,406.20 tons of gold ore or a monthly average of 1,469.00 tons, with an average gold grade of 5.00g/t. Gold concentrate sold for the three months ended June 30, 2011 was 18.42 kg whilst no gold concentrate was sold for the three months ended June 30, 2012. The Cunli Ji Mine Area has been undergoing mine exploration work during the first and second quarter of 2012. Mining production work resumes in the third quarter of 2012.

The Dayuan Mine commenced operation in July 2011. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 118 tons/day during the fiscal year 2011. The operation was halted in the fourth quarter of 2011 due to (i) mine restructuring and exploration; (ii) technology improvement; and (iii) government energy-saving program which resulted in electricity supply cut-down in December 2011. Mining production of the Dayuan Mine for the three months ended June 30, 2012 was approximately 2,688 tons of gold ore or a monthly average of 896 tons, with an average gold grade of 3.8 g/t. Gold concentrate sold for the three months ended June 30, 2012 was 10.2 kg. Metallurgical recovery rate of the Dayuan Mine during the period was around 96%. Mining production of the Dayuan Mine for the six months ended June 30, 2012 was approximately 5,488 tons of gold ore or a monthly average of 915 tons, with an average gold grade of 3.8 g/t. Gold concentrate sold for the six months ended June 30, 2012 was 21.0 kg. Metallurgical recovery rate of the Dayuan Mine during the period was around 96%.

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

The following table set forth key components of our results of operations for the three and six months ended June 30, 2012 and 2011. All numbers referenced are in U.S. Dollars:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues, net:
- Product sales	$724,269	$1,193,464	$1,136,994	$1,961,103
- Service income	-	-	-	568,621
Total revenues, net	724,269	1,193,464	1,136,994	2,529,724

Cost of revenue	(1,091,131)	(1,446,813)	(2,133,153)	(1,876,435)

Gross (loss) profit	(366,862)	(253,349)	(996,159)	653,289

Operating expenses:
General and administrative	(366,045)	(465,541)	(609,551)	(734,562)

Loss from operations	(732,907)	(718,890)	(1,605,710)	(81,273)

Other income (expense):
Interest expenses	(67,812)	-	(111,137)	-
Interest income	288	24,942	478	26,153
Other income	31,578	44,287	31,578	44,287

Loss before income taxes	(768,853)	(649,661)	(1,684,791)	(10,833)

Income tax credit (expense)	63,617	(131,669)	63,617	(318,687)

NET LOSS	$(705,236)	$(781,330)	$(1,621,174)	$(329,520)

Other comprehensive (loss) income:
- Foreign currency translation (loss) gain	(135)	106,237	133,851	123,539

COMPREHENSIVE LOSS	$(705,371)	$(675,093)	$(1,487,323)	$(205,981)

Net loss per share – Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	101,000,000	100,000,000	101,000,000	100,000,000

Revenue for the three and six months ended June 30, 2012 and 2011 comprised the following:

Three months ended	30-June-12%		30-June-11%
Sales revenue
- Product	$724,269	100.00	$1,193,464	100.00
- Service	-	0.00	-	0.00
	$724,269	100.00	$1,193,464	100.00

Six months ended
Sales revenue
- Product	$1,136,994	100.00	$1,961,103	77.52
- Service	-	0.00	568,621	22.48
	$1,136,994	100.00	$2,529,724	100.00

Three months ended
Cost of sales
- Product	$1,091,131	100.00	$1,386,791	95.85
- Service	-	0.00	60,022	4.15
	$1.091,131	100.00	$1,446,813	100.00
Six months ended
Cost of sales
- Product	$2,133,153	100.00	$1,737,012	92.57
- Service	-	0.00	139,423	7.43
	$2,133,153	100.00	$1,876,435	100.00

Three months ended
Gross Loss
- Product	$(366,862)	100.00	$(193,327)	76.31
- Service	-	0.00	(60,022)	23.69
	$(366,862)	100.00	$(253,349)	100.00
Six months ended
Gross (Loss)/ Profit
- Product	$(996,159)	100.00	$224,091	34.30
- Service	-	0.00	429,198	65.70
	$(996,159)	100.00	$653,289	100.00

Three months ended
Gross Loss Margin
- Product	(50.65%)	N/A	(16.20%)	N/A
- Service	N/A	N/A	N/A	N/A

Six months ended
Gross (Loss)/Profit Margin
- Product	(87.61%)	N/A	11.43%	N/A
- Service	N/A	N/A	75.48%	N/A

Revenue

Revenue generated from product sales for the three months ended June 30, 2012 and June 30, 2011 was $0.72 million and $1.19 million, respectively, which represented 100.00% of our total revenues for both periods. The decrease of revenue derived from product sales for the three months ended June 30, 2012 when comparing with the corresponding period in 2011 was mainly attributable to a decrease in gold concentrate sold as a result of comparatively lowered gold grade in the area mined offset by an increase of world’s gold price.

Revenue generated from services income for the three months ended June 30, 2012 and June 30, 2011 were both nil, which represented 0% of our total revenue respectively. There was no services income generated for the three months ended June 30, 2012. The absence of service income was mainly attributable to the expiration of the provision of mining consulting and technical services to Longkou Shi Houde Gold Company Limited.

Revenue generated from product sales for the six months ended June 30, 2012 and June 30, 2011 was $1.14 million and $1.96 million which represented 100% and 77.52% of our total revenues, respectively. The decrease of revenue derived from product sales for the six months ended June 30, 2012 when comparing with the corresponding period in 2011 was mainly attributable to a decrease in gold concentrate sold as a result of comparatively lowered gold grade in the area mined during the six months ended June 30, 2012 offset by an increase of world’s gold price.

Revenue generated from services income for the six months ended June 30, 2012 and June 30, 2011 was nil and $0.57 million which represented 0% and 22.48% of our total revenue respectively. The decrease of revenue derived from service for the six months ended June 30, 2012 when comparing with the corresponding period in 2011 was mainly attributable to the expiration of the provision of mining consulting and technical services to Longkou Shi Houde Gold Company Limited.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2012 and 2011 were $1.09 million and $1.45 million respectively. Cost of revenue consisted primarily of direct materials, direct labor, sub-contracting mining fee, extracting fees, mine rental expenses and other operating overhead, which were primarily attributable to the sales of gold concentrates. Shipping and handling costs associated with the distribution of our products were borne by the customers. The decrease in cost of revenue for the three months ended June 30, 2012 when comparing with the corresponding period in 2011 was mainly attributable to the decrease in sales revenue.

Cost of revenue for the six months ended June 30, 2012 and 2011 were $2.13 million and $1.88 million respectively. Cost of revenue consisted primarily of direct materials, direct labor, sub-contracting mining fee, extracting fees, mine rental expenses and other operating overhead, which were primarily attributable to the sales of gold concentrates. Shipping and handling costs associated with the distribution of our products were borne by the customers. The increase in cost of revenue for the six months ended June 30, 2012 when comparing with the corresponding period in 2011 was mainly attributable to additional direct cost incurred, the development of the gold mines in DaYuan Project as well as the amortization of mining rights.

Gross Profit and Gross Profit Margin

We experienced gross loss for the three months ended June 30, 2012 and 2011, accounting for $0.37 million and $0.25 million respectively. Our gross margins for the sale of gold concentrate were approximately (50.65%) for the three months ended June 30, 2012 and (16.2%) for the three months ended June 30, 2011. The gross loss for the three month ended June 30, 2012 and 2011 can be attributed to the additional cost incurred, the development of the gold mines in DaYuan Project during its setup stage and the amortization of mining rights. We did not provide any mining consulting services for the three months ended June 30, 2012 and June 30, 2011.

Our gross (loss) profit for the six months ended June 30, 2012 and 2011 were ($1.00) million and $0.65 million. Our gross margins for the sale of gold concentrate were approximately (87.61%) for the six months ended June 30, 2012 and 11.43% for the six months ended June 30, 2011. The decrease in gross profit margin for the sale of gold concentrate during the six month ended June 30, 2012 is mainly due to the additional cost incurred, the development of the gold mines in DaYuan Project during its setup stage. Our gross margin for the provision of mining consulting services was approximately 75.48% for the six months ended June 30, 2011 and we did not provide any mining consulting services during the six months ended June 30, 2012.

General and Administrative Expenses

General and administrative expenses for the three and six months ended June 30, 2012 and 2011 comprised mainly of salaries and staff welfare expenses, legal and professional fees, entertainment expenses, traveling and hotel accommodation expenses and other expenses in connection with general operation.

Our general and administrative expenses decrease $0.10 million from $0.47 million for the three months ended June 30, 2011 to $0.37 million for the three months ended June 30, 2012. Our general and administrative expenses decreased $0.12 million from $0.73 million for the six months ended June 30, 2011 to $0.61 million for the six months ended June 30, 2012. The decrease in general and administrative expenses was mainly attributable to the cost efficiency.

Interest Income/Expense

Interest income for the three and six months ended June 30, 2012 was $288 and $478, respectively, comparing to interest income of $24,942 and $26,153, respectively, during the same period of 2011. The decrease was attributable to the decrease in bank interest income.

Interest expense for the three and six months ended June 30, 2012 was $67,812 and $111,137, respectively, comparing to interest expense of $0 and $0, respectively, during the same period of 2011. The increase was attributable to an increase in bank loans.

Income Tax Expense

Our income taxes for the three and six months ended June 30, 2012 was both $63,617 and $63,617 of tax refund, respectively, comparing to income tax expenses of $131,669 and $318,687 of tax expense, respectively, during the same periods of 2011. The decrease was attributable to the decrease in gross profit and therefore net profit.

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

Hong Kong

Golden Wide is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. For the six months ended June 30, 2012 and 2011, Golden Wide suffered from an operating loss of $2,332 and $944, respectively.

The PRC

We have generated all of our income through our subsidiaries and VIEs operating in the PRC during the three and six months ended June 30, 2012 and 2011. Effective from January 1, 2008, all entities in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%. As of June 30, 2012, we incurred $2,678,139 of aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. We have provided for a full valuation allowance against the deferred tax assets of $670,149 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Net (Loss) Income

Net loss for the three and six month ended June 30, 2012 were $0.71 million and $1.62 million respectively, compared to $0.78 million and $0.33 million of net loss for the same periods of 2011. The increase in net loss for the six months ended June 30, 2012 is mainly due to the additional direct cost and general and administrative cost to develop and operate the gold mines in Dayuan Project. We entered lease agreement with DaYuan Project in May 2011 and the three month ended June 30, 2011 was mainly its setup stage and has as such provided negligible revenue. Nevertheless, management believes that Dayuan will begin to contribute to us with more significant revenue in the short future.

 Foreign Currency Translation Gains

Our operating subsidiaries are located in China. Our operating subsidiaries purchase substantially all products and render all services in China, and receive payments from customers in China using RMB as the functional currency. We do not engage in currency hedging.

On July 21, 2005, China reformed its foreign currency exchange policy, revalued the RMB by 2.1 percent and allowed the RMB to appreciate as much as 0.3 percent per day against the U.S. dollar. As a result, we implemented different exchange rates in translating RMB into U.S. dollars in our financial statements for the first and second quarter of 2012 and 2011.

For the six months ended June 30, 2012, we utilized the exchange rates of 6.3197 (period end) and 6.3255 (period average) in calculating the assets and liabilities, revenue and expenses, and equity, respectively, which resulted in a foreign currency translation gain of $133,851. For the six months ended June 30, 2011, we implemented the exchange rates of 6.5701 (period end) and 6.5482 (period average) in calculating the assets and liabilities, revenue and expenses, and equity, respectively, which resulted in a foreign currency translation gain of $123,539.

Liquidity and Capital Resources

We have committed and contracted for the acquisition of mine and mining rent payments in the next twelve months. As of June 30, 2012, we have available cash of $244,443 and suffered from a working capital deficit of $10,778,177, whereas we may not have sufficient working capital to meet with the contingent payments. Our continuation as a going concern is dependent upon the continuing financial support from our stockholders. Our management believes that the existing stockholders will provide the additional cash to meet with our obligations as they become due. However, there can be no assurance that we will be able to obtain sufficient funds to meet our obligations on a timely manner.

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

General

As of June 30, 2012 and December 31, 2011, we had cash and cash equivalents of $0.24 million and $0.34 million, respectively. The following table provides detailed information about our net cash flow for the six months ended June 30, 2012 and 2011.

Cash Flow for the Six Months Ended June 30, 2012 and 2011

(All amounts in millions of U.S. dollars)
	June 30,
	2012	2011
Net cash used in operating activities	$(0.61)	$(2.21)
Net cash used in investing activities	(0.02)	(6.32)
Net cash provided by financing activities	0.50	6.37
Effect of exchange rate changes on cash	0.04	0.02
Net cash outflow	$(0.95)	$(2.14)

Operating Activities:

Net cash used in operating activities was $0.61 million for the six months ended June 30, 2012, as compared to net cash used in operating activities of $2.21 million for the same period in 2011. The increase in net cash used in operating activities in the six months ended June 30, 2012 was primarily due to the decrease in net income, increase in accounts receivable, deposit and prepayment and income tax payable.

Investing Activities:

Net cash used in investing activities for the six months ended June 30, 2012 was $0.02 million, which is a decrease of $6.30 million from net cash used in investing activities of $6.32 million in the same period of 2011. This decrease was primarily due to the absence of the payments on mining rights and the decrease in acquisition of plant and equipment.

Financing Activities:

Net cash provided by financing activities for the six months ended June 30, 2012 totaled $0.50 million, as compared to $6.37 million in the same period of 2011. The decrease in net cash provided by financing activities was mainly attributable to the repayment of short-term loans and the absence of proceeds from note payable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, financings or other relationships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. During the six months ended June 30, 2012, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal quarter ended June 30, 2012, there were no changes in our disclosure controls and procedures over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceedings.

Item 1A. Risk Factors

There were no other material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 3, 2012, we entered into definitive agreements with certain investors relating to the private placement of a total of 22,000,000 common stocks at a subscription price of $0.5/share, for an aggregate gross cash purchase price of $11,000,000 under Regulation S. Prior to closing under the agreements, we had a total of 101,000,000 shares of common stock issued and outstanding. Following closing, we have a total of 123,000,000 shares issued and outstanding.

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

The following exhibits marked with one asterisk have been omitted from this filing, are incorporated herein by this reference and can be found in their entirety in our original Form S-1 registration statement filed on July 2, 2010. The following exhibits marked with two asterisks have been omitted in this filing, are incorporated herein by this reference and can be found in their entirety in our Form S-1/A-1 filed on September 22, 2010. The following exhibits marked with three asterisks have been omitted in this filing, are incorporated herein by this reference and can be found in their entirety in our Form S-1/A-2 filed on October 26, 2010. The following exhibits marked with four asterisks have been omitted in this filing, are incorporated herein by this reference and can be found in their entirety in our Form 10K filed on April 14, 2011. All documents listed can be found on the SEC website at www.sec.gov under our CIK Number 0001493893:

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

China ShouGuan Mining Corporation, Registrant By: /s/ Feize Zhang _________________________________________
Feize Zhang, Chairman and Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated on August 14, 2012.

China ShouGuan Mining Corporation , Registrant

By: /s/ Feize Zhang

Feize Zhang, Principal Executive Officer

By: /s/ K.F. Lam

K.F. Lam, Principal Financial Officer

