Form 10-Q/A
period 2012-06-30
CHINA SHOUGUAN MINING Corp
filed 2012-09-11
CIK 1493893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

This Amendment is being filed solely to provide the updated XBRL Interactive Data Files to include the detailed tagging required to be filed with the June 30, 2012 quarterly report. There were no changes made to any of the disclosures in the original report filed on August 14, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 11, 2012.

China ShouGuan Mining Corporation, Registrant By: /s/ Feize Zhang _________________________________________
Feize Zhang, Chairman and Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated on September 11, 2012.

China ShouGuan Mining Corporation , Registrant

By: /s/ Feize Zhang

Feize Zhang, Principal Executive Officer

By: /s/ K.F. Lam

K.F. Lam, Principal Financial Officer