Form 10-Q
period 2012-09-30
CHINA SHOUGUAN MINING Corp
filed 2012-11-14
CIK 1493893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER THE SECURITIES EXCHANGE ACT OF 1933

For the quarterly period ended September 30, 2012

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

Law Office of Frank J. Hariton

1065 Dobbs Ferry Road

White Plains, NY 0607 USA

Telephone (914) 674-4373

Facsimile (91) 693-2963

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

Large accelerated filer __ Accelerated filer __ Non-accelerated filer __ Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes__ No X

As of September 30, 2012, there were 123,000,000 shares of our common stock issued and outstanding. Our common stock is currently listed and trading on NASDAQ OTCBB. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the $0.0001 par value price per share paid for the shares is approximately $8,118.

1

FORM 10-Q

China ShouGuan Mining Corporation

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$642,589	$339,870
Accounts receivable, trade	284,090	227,427
Amount due from a related party	1,290	3,334
Deposits and prepayments	1,237,291	297,262
Prepaid mining rights, current	2,083,991	2,046,503
Total current assets	4,249,251	2,914,396

Non-current assets:
Mining assets	5,683,612	5,667,239
Prepaid mining rights, non-current	1,628,776	3,214,059
Property, plant and equipment, net	3,323,150	3,364,768
Construction in progress	498,063	206,655
TOTAL ASSETS	$15,382,852	$15,367,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$550,767	$783,610
Amounts due to related parties	189,051	212,365
Income tax payable	216,406	-
Notes payable	-	4,023,618
Short-term and loans payable, unsecured	6,875,548	5,159,337
Current portion of loan payable, related party	78,939	-
Accrued liabilities and other payable	780,865	245,139

Total current liabilities	8,691,576	10,424,069

Long-term liabilities:
Loans payable, unsecured	350,495	3,872,613
Loans payable, related party	536,786	-
Total long-term liabilities	887,281	3,872,613

Total liabilities	$9,578,857	$14,296,682

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized; 123,000,0000 and 101,000,000 shares issued and outstanding, respectively	12,300	10,100
Subscription receivable	(5,113,326)	-
Additional paid-in capital	12,675,179	1,677,379
Statutory reserve	340,046	340,046
Accumulated other comprehensive income	350,810	193,814
(Accumulated deficits) retained earnings	(2,460,014)	(1,150,904)

Total stockholders’ equity	5,803,995	1,070,435

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,382,852	$15,367,117

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues, net:
- Product sales	$2,155,652	$1,104,141	$3,292,646	$3,065,244
- Service income	-	-	-	572,308
Total revenues, net	2,155,652	1,104,141	3,292,646	3,637,552

Cost of revenue	(1,265,888)	(2,423,323)	(3,399,040)	(4,300,662)

Gross profit (loss)	889,764	(1,319,182)	(106,394)	(663,110)

Operating expenses:
General and administrative	(295,289)	(178,857)	(904,839)	(913,418)

Income (loss) from operations	594,475	(1,498,039)	(1,011,233)	(1,576,528)

Other income:
Interest expense	(66,477)		(177,613)
Interest income	721	404	1,200	2,426
Other income	(10)	287	31,568	44,574

Income(loss) before income taxes	528,709	(1,497,348)	(1,156,078)	(1,529,528)

Income tax expense	(216,649)	(2,065)	(153,032)	(320,752)

NET INCOME (LOSS)	$312,060	$(1,499,413)	$(1,309,110)	$(1,850,280)

Other comprehensive income:
- Foreign currency translation gain	(56,009)	21,081	156,996	165,967

COMPREHENSIVE INCOME (LOSS)	$256,051	$(1,478,332)	$(1,152,114)	$(1,684,313)

Net (loss) income per share – Basic and diluted	$(0.00)	$(0.01)	$(0.01)	(0.02)

Weighted average common shares outstanding – Basic and diluted	114,933,333	100,000,000	105,644,444	100,000,000

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,309,110)	$(1,850,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	262,654	55,438
Amortization of prepaid mining rights	1,564,611	999,076
Changes in operating assets and liabilities:
Accounts receivable	(56,064)	87,411
Deposits and prepayments	(870,389)	(146,690)
Rental deposit	-	-
Accounts payable	(240,092)	594,712
Income tax payable	216,630	(326,094)
Accrued liabilities and other payable	540,415	(46,417)

Net cash provided by (used in) operating activities	108,655	(632,844)

Cash flows from investing activities:
Purchase of plant and equipment	(211,263)	(2,500,724)
Payments on mining rights	-	(6,455,570)
Payments on construction in progress	(291,112)	(73,287)

Net cash used in investing activities	(502,375)	(9,029,581)

Cash flows from financing activities:
Proceeds from private placement	1,886,674	-
roceeds from notes and loans payable	(1,217,536)	7,374,499
Advances from related parties	(21,702)	28,370

Net cash provided by financing activities	647,436	7,402,869

Effect of exchange rate changes on cash and cash equivalents	49,003	56,595

NET CHANGE IN CASH AND CASH EQUIVALENTS	302,719	(2,202,961)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	339,870	2,425,494

CASH AND CASH EQUIVALENTS, END OF PERIOD	$642,589	$222,533

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash (refunded) paid for income taxes	$(69,530)	$646,565
Cash paid for interest	$79,438	$-

NON-CASH TRANSACTION:

Conversion of loan to equity	4,023,618	$-

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

In the opinion of management, the consolidated balance sheet as of December 31, 2011 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012 or for any future period.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 3 GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the nine months ended September 30, 2012, the Company experienced a net loss of $1,309,110. The continuation of the Company as a going concern is dependent upon the continuing financial support from its stockholders. Management believes that the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations on a timely manner.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

With the above agreements, SBCL demonstrates its ability to control SSIC, JinGuan and XinGuan as the primary beneficiaries and the operating results of the VIEs was included in the condensed consolidated financial statements for the nine months ended September 30, 2012 and 2011.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. For the nine months ended September 30, 2012 and 2011, no allowance for doubtful accounts was provided.

Mining assets

Mining assets represent the purchase price for mining rights of Cunli Ji Gold Mine and are subject to depletion, based on their proven reserve.

For the Cunli Ji mine, the mining activities were temporary halted in the first three quarters of 2012 because of the fact that (i) the mine was undergoing certain restructuring activities in January before the Chinese New Year and (ii) the Chinese government’s regulation of disallowing mining activities during the Chinese New year period from late January to late February and the “Two-Conferences Period” in Beijing immediately after the Chinese New Year in March. For the Dayuan Mine, the mining activities were temporary halted from late January to end of March because of the Chinese government’s regulation of disallowing mining activities during Chinese New Year period and the “Two-Conferences Period” as mentioned above. For the three and nine months ended September 30, 2012, no impairment loss for the above mines was provided. The Dayuan Mine was back to normal production status in the second quarter of 2012.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Cont’d.

Prepaid mining rights

Prepaid mining rights represent certain amount of lease prepayment made for the operation of the mining license of Dayuan Gold Mine under and are being amortized using a straight-line basis over its scheduled lease term.

The rent expense on prepaid mining rights for the three months ended September 30, 2012 and 2011 was $521,215 and $999,076, respectively.

The rent expense on prepaid mining rights for the nine months ended September 30, 2012 and 2011 was $1,564,611 and $999,076, respectively.

Year ending September 30:
2013	$2,083,991
2014	1,399,853
2015	228,923
Total	$3,712,767

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

Depreciation expense for the three months ended September 30, 2012 and 2011 were $85,847 and $14,372, respectively.

Depreciation expense for the nine months ended September 30, 2012 and 2011 was $262,654 and $55,438, respectively.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Cont’d.

Resource compensation fees

In accordance with the relevant regulations under the Chinese Law, a company that is engaged in exploiting mineral resources is required to pay a resource tax and resources compensation levy to the local government as the compensation for the depletion of mineral resources. Pursuant to “Provisional Regulations on Resources Tax of the PRC” and “Administrative Rules on the Levy of Mineral Resources Compensation”, the amounts of the resource tax and resources compensation levy are computed on the basis of the sales revenue of mineral products. The Company was required to pay resource compensation fees of $0 and $1,031 for the three months ended September 30, 2012 and 2011 and $25,081 and $9,835 for the nine months ended September 30, 2012 and 2011, respectively.

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

For the three and nine months ended September 30, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2012, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Cont’d.

Net (loss) income per share

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	September 30, 2012	September 30, 2011
Period-end RMB:US$1 exchange rate	6.3340	6.4018
Period average RMB:US$1 exchange rate	6.3275	6.5060

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Cont’d.

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three and nine months ended September 30, 2012, the Company operates in two reportable operating segments in the PRC.

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

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 5 PRIVATE PLACEMENT

On August 3, 2012, the Company entered into definitive agreements with certain investors relating to the private placement of a total of 22,000,000 common stocks at a subscription price of $0.5 per share, for an aggregate gross cash purchase price of $11,000,000 under Regulation S. Prior to closing. As of September 30, 2012, approximately $5.11 million of outstanding payment for the private placement are recorded as subscription receivable in the Company’s balance sheet. The Company expects to receive the proceeds of $5.11 million in November 2012.

NOTE – 6 AMOUNTS DUE FROM A RELATED PARTY

As of September 30, 2012, amount due from a related party represented temporary advances made to Mr. Jingfeng Lv, the director of a subsidiary, SSIC, which is unsecured, interest-free and repayable on demand.

NOTE – 7 AMOUNTS DUE TO RELATED PARTIES

As of September 30, 2012, amounts due to related parties represented temporary advances made by Mr. Zhang, the director of the Company and his spouse, which were unsecured, interest-free with no fixed repayment term.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 8 SHORT-TERM BORROWINGS

For the nine months ended September 30, 2012, the Company’s operating subsidiary, SSIC, obtained short-term borrowings of $868,330 (equivalent to RMB5,500,000) from a financial institution in the PRC, which bears interest rate at 1.3 times of the Bank of China Benchmark Lending Rate, monthly payable, due January 19, 2013, and is secured by the property owned by Mr. Zhang, the director.

NOTE – 9 NOTES PAYABLE

During the nine months ended September 30, 2012, the Company converted the notes into shares at a price of $0.5 per share, with an aggregate of 8,000,000 shares of common stock of the Company.

NOTE – 10 LOANS PAYABLE, UNSECURED

As of September 30, 2012, the Company had a short-term loan of $2,019,671 (equivalent to RMB12,792,600) with several independent third parties, due August 8, 2013 on an extension basis, which carried annual interest at Bank of China Benchmark Lending Rate, payable at maturity.

As of September 30, 2012, the Company also held the following long-term loans payable to third parties:

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)

Loans payable to four individuals in the PRC, unsecured:

Equivalent to RMB4,500,000 with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2013	$710,452	$708,405

Equivalent to RMB9,400,000 with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2013	1,484,053	1,479,779

Equivalent to RMB8,000,000 with interest rate at 5.18% per annum, payable at its maturity, due June 14, 2013	1,263,025	1,259,386

Equivalent to RMB2,700,000 with interest rate at 5.18% per annum, payable at its maturity, due March 29, 2013	426,271	425,043

Equivalent to RMB 2,877,157 (2011: RMB0) with effective interest rate at 8.97% per annum, payable with monthly principal and interest payments, due February 28, 2017	454,241	-
Total long-term loans payable	4,338,042	3,872,613
Less: current portion	(3,987,547)	-
Long-term loans payable, net of current portion	$350,495	$3,872,613

As of September 30, 2012, the minimum future payments of the aggregate long-term loans payable in the next five years are as follow:

Year ending September 30:
2013	$3,987,547
2014	91,757
2015	100,335
2016	109,714
2017	48,689
Total borrowings	$4,338,042

 CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 11 LOANS PAYABLE, RELATED PARTY

As of September 30, 2012, the loan amounted to $615,725 (equivalent to RMB3,900,000) with Mr. Zhang, the director of the Company, due April 2, 2014, which was unsecured, carried annual interest at Bank of China Benchmark Lending Rate and payable in a monthly installment.

As of September 30, 2012, the minimum future payments of the aggregate loan payable from a related party in the next two years are as follows:

Year ending September 30:
2013	$78,939
2014	536,786
Total borrowings	$615,725

NOTE – 12 INCOME TAXES

For the nine months ended September 30, 2012 and 2011, the local (United States) and foreign components of (loss) income before income taxes were comprised of the following:

	Nine months ended September 30,
	2012	2011
Tax jurisdictions from:
– Local	$(48,193)	$-
– Foreign	(1,107,885)	(1,529,528)
(Loss) income before income taxes	$(1,156,078)	$(1,529,528)

The provision for income taxes consisted of the following:

	Nine months ended September 30,
	2012	2011
Current:
– Local	$-	$-
– Foreign, representing by:
Hong Kong	-	-
The PRC	153,032	320,752

Deferred:
– Local	-	-
– Foreign	-	-
Income tax expense	$153,032	$320,752

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

British Virgin Island

Under the current BVI law, Bei Sheng is not subject to tax on its income or profits. For the nine months ended September 30, 2012, Bei Sheng suffered from an operation loss of $34,892.

Hong Kong

Golden Wide is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. For the nine months ended September 30, 2012 and 2011, Golden Wide suffered from an operating loss of $3,074 and $7,112, respectively.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 12 INCOME TAXES, Cont’d.

The PRC

The Company generated its major income from its subsidiaries and VIEs operating in the PRC for the nine months ended September 30, 2012 and 2011, which are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%. A reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2012 and 2011 is as follows:

	Nine months ended September 30,
	2012	2011

Loss before income taxes	$(1,069,919)	$(1,521,656)
Statutory income tax rate	25%	25%

Income tax expense at the statutory rate	(267,480)	(380,414)
Tax adjustments	(69,530)	-
Net operating loss not recognized as deferred tax asset	251,681	380,414
Non-deductible items	238,361	320,752
Income tax expense	$153,032	$320,752

As of September 30, 2012, the Company incurred $2,904,687 of aggregate net operating loss carry forwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $725,421 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company has no inter-segment sales for the three and nine months ended September 30, 2012 and 2011. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and nine months ended September 30, 2012 and 2011.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 13 SEGMENT INFORMATION, Cont’d.

	Three months ended September 30, 2012
	Mining management business	Mining technical service business	Total
Operating revenues, net:
- Products	$2,155,652	$-	$2,155,652
- Service	-	-	-
Total operating revenues	2,155,652	-	2,155,652
Cost of revenues	(1,265,888)	-	(1,265,888)

Gross loss	889,764	-	889,764
Depreciation and amortization	607,062	-	607,062
Total assets	15,382,852	-	15,382,852
Expenditure for long-lived assets	$478,246	$-	$478,246

	Nine months ended September 30, 2012
	Mining management business	Mining technical service business	Total
Operating revenues, net:
- Products	$3,292,646	$-	$3,292,646
- Service	-	-	-
Total operating revenues	3,292,646	-	3,292,646
Cost of revenues	(3,399,040)	-	(3,399,040)

Gross loss	(106,394)	-	(106,394)
Depreciation and amortization	1,827,265	-	1,827,265
Total assets	15,382,852	-	15,382,852
Expenditure for long-lived assets	$502,375	$-	$502,375

	Three months ended September 30, 2011
	Mining management business	Mining technical service business	Total
Operating revenues, net:
- Products	$1,104,141	$-	$1,104,141
- Service	-	-	-
Total operating revenues	1,104,141	-	1,104,141
Cost of revenues	(2,423,323)	-	(2,423,323)

Gross profit	(1,319,182)	-	(1,319,182)
Depreciation and amortization	515,413	8,621	524,034
Total assets	13,689,863	33,077	13,722,940
Expenditure for long-lived assets	$26,194	$86,918	$113,112

	Nine months ended September 30, 2011
	Mining management business	Mining technical service business	Total
Operating revenues, net:
- Products	$3,065,244	$-	$3,065,244
- Service	-	572,308	572,308
Total operating revenues	3,065,244	572,308	3,637,552
Cost of revenues	(4,160,335)	(140,327)	(4,300,662)

Gross profit	(1,095,091)	431,981	(663,110)
Depreciation and amortization	1,035,429	19,085	1,054,514
Total assets	13,689,863	33,077	13,722,940
Expenditure for long-lived assets	$8,890,042	$139,539	$9,029,581

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 14 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three and nine months ended September 30, 2012 and 2011, the customer who accounts for 10% or more of the Company’s revenues and its outstanding balance at period-end date, are presented as follows:

		Three months ended September 30, 2012		September 30, 2012
Customer		Revenue	Percentage of revenue	Accounts receivable, trade

Customer A		$1,249,907	58%	$284,090
Customer C		905,745	42%	-

	Total:	$2,155,652	100%	$284,090

		Nine months ended September 30, 2012		September 30, 2012
Customer		Revenue	Percentage of revenue	Accounts receivable, trade

Customer A		$1,249,907	38%	$284,090
Customer B		1,097,479	33%	-
Customer C		945,260	29%	-

	Total:	$3,292,646	100%	$284,090

		Three months ended September 30, 2011		September 30, 2011
Customer		Revenue	Percentage of revenue	Accounts receivable, trade

Customer A		$665,059	60%	$295,873
Customer C		323,608	29%	-
Customer D		115,474	11%	-

	Total:	$1,104,141	100%	$295,873

		Nine months ended September 30, 2011		September 30, 2011
Customer		Revenue	Percentage of revenue	Accounts receivable, trade

Customer A		$2,484,215	68%	$295,873
Customer B		572,308	16%	-

	Total:	$3,056,523	84%	$295,873

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 14 CONCENTRATIONS OF RISK , Cont’d.

(b) Major vendors

For the three and nine months ended September 30, 2012 and 2011, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

		Three months ended September 30, 2012		September 30, 2012
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$1,055,036	59%	$368,020
Vendor B		411,892	23%	-
Vendor C		215,979	12%	128,075

	Total:	$1,682,907	94%	$496,095

		Nine months ended September 30, 2012		September 30, 2012
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$1,059,142	53%	$368,020
Vendor B		422,449	21%	-
Vendor C		336,741	17%	128,075

	Total:	$1,818,332	91%	$496,095

		Three months ended September 30, 2011		September 30, 2011
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor B		$32,425	15%	$20,498
Vendor C		37,443	17%	-
Vendor D		36,116	17%	-
Vendor E		27,168	12%	13,552

	Total:	$133,152	61%	$34,050

		Nine months ended September 30, 2011		September 30, 2011
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$273,795	31%	$-
Vendor B		224,143	25%	20,498

	Total:	$497,938	56%	$20,498

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 14 CONCENTRATIONS OF RISK , Cont’d.

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

(g) Risk on changing price in gold

At present, the price of gold in the PRC is generally in line with the price of gold in the international market. There are many factors influencing the price of gold in the international market, including the international economic situation (in particular the economic situation in the US), petroleum prices, fluctuations in the exchange rates of the US$, fluctuations in the stock and other financial investment markets and various political, military, social and economic contingencies. These factors are beyond the control of the Company. Changes in the prices of the gold in the PRC and in the exchange rate of Renminbi as a result of these may adversely affect the operating results of the Company. Under the relevant PRC laws and regulations, hedging activities presently are not permitted in gold tracing in the PRC market. The Company has not been involved in hedging transactions or any alternative measures to managers the potential price risk.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 15 COMMITMENTS AND CONTINGENCIES

(a) Operating leases

The Company is committed under various non-cancelable operating leases for office premises and mine operating rights with the terms ranging from 12 months to 10 years, with fixed monthly rentals, due through April 2021. Total rent expenses for the nine months ended September 30, 2012 and 2011 was $1,627,663 and $1,067,918, respectively.

As of September 30, 2012, the Company has the aggregate future minimum rental payments due under these non-cancelable operating leases, as follows:

	Operating lease commitments
	Office premises	Mine operating rights	Total
Year ending September 30,
2013	$101,690	$6,157,247	$6,258,937
2014	39,396	-	39,396
2015	-	8,209,662	8,209,662

Total:	$141,086	$14,366,909	$14,507,995

NOTE – 16 SUBSEQUENT EVENTS

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

On May 4, 2009, the Company, through BSL and its VIE, XinGuan, entered into a Master Agreement, an Operating Lease agreement and an Acquisition Agreement with Penglai City Gold Mining Holding Co. Ltd. The Master Agreement sets out the general terms of the Operating Lease agreement and the Acquisition Agreement. Pursuant to the Operating Lease Agreement, XinGuan agreed to pay a monthly rent of $15,636 (RMB 100,000) for the right to lease and manage the gold mine for a term of 20 months, with a rental deposit of $3,147,178 (equivalent to RMB 20 million). Pursuant to the terms of the Acquisition Agreement, XinGuan agreed to acquire the gold mine for a purchase consideration of $5,089,803 if the following conditions are satisfied upon the expiry of the operating lease agreement: 1) average daily ore production from the CunliJi Mine has reached 80 tons ore more for the year 2010, and 2) the mine has obtained ISO (or equivalent) certification on or before January 3, 2011.The above agreement was subsequently extended to January 3, 2012. On January 3, 2012 the above transaction was closed. The Cunli Ji Mine was acquired by the Company and the rental deposit became part of the purchase consideration.

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

Mining production was temporary halted in the Cunli Ji Mine Area during the first and second quarter of 2012 and production was resumed in July 2012. Total mining production of the Cunli Ji Mine Area during the three months ended September 30, 2012 was approximately 2,004 tons of gold ore or a monthly average of 668 tons, with an average gold grade of 7.62g/t. Gold concentrate sold for the three months ended September 30, 2012 was 12.5 kg. Total mining production of the Cunli Ji Mine Area during the nine months ended September 30, 2012 was approximately 2,004 tons of gold ore or a monthly average of 223 tons, with an average gold grade of 7.62g/t. Gold concentrate sold for the nine months ended September 30, 2012 was 12.5 kg.

The Dayuan Mine commenced operation in July 2011. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 118 tons/day during the fiscal year 2011. The operation was halted in the fourth quarter of 2011 due to (i) mine restructuring and exploration; (ii) technology improvement; and (iii) government energy-saving program which resulted in electricity supply cut-down in December 2011. Mining production of the Dayuan Mine for the three months ended September 30, 2012 was approximately 8,250 tons of gold ore or a monthly average of 2,750 tons, with an average gold grade of 3.81 g/t. Gold concentrate sold for the three months ended September 30, 2012 was 27.77 kg. Metallurgical recovery rate of the Dayuan Mine during the period was around 96%. Mining production of the Dayuan Mine for the nine months ended September 30, 2012 was approximately 13,399 tons of gold ore or a monthly average of 1,489 tons, with an average gold grade of 4.12 g/t. Gold concentrate sold for the nine months ended September 30, 2012 was 48.73 kg. Metallurgical recovery rate of the Dayuan Mine during the period was around 96%.

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

The following table set forth key components of our results of operations for the three months and nine months ended September 30, 2012 and 2011. All numbers referenced are in U.S. Dollars:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Revenues, net
- Product sales	$2,155,652	$1,104,141	$3,292,646	$3,065,244
- Service income	-	-	-	572,308
Total revenues, net	2,155,652	1,104,141	3,292,646	3,637,552

Cost of revenue	(1,265,888)	(2,423,323)	(3,399,040)	(4,300,662)

Gross profit (loss)	889,764	(1,319,182)	(106,394)	(663,110)

Operating expenses:
General and administrative	(295,289)	(178,857)	(904,839)	(913,418)

Income (loss) from operations	594,475	(1,498,039)	(1,011,233)	(1,576,528)

Other income:
Interest expense	(66,477)	-	(177,613)	-
Interest income	721	404	1,200	2,426
Other income	(10)	287	31,568	44,574

Income (loss) before income taxes	528,709	(1,497,348)	(1,156,078)	(1,529,528)

Income tax expense	(216,649)	(2,065)	(153,032)	(320,752)

NET INCOME (LOSS)	$312,060	$(1,499,413)	$(1,309,110)	$(1,850,280)

Other comprehensive income:
- Foreign currency translation gain	(56,009)	21,081	132,378	165,967

COMPREHENSIVE INCOME(LOSS)	$256,051	$(1,478,332)	$(1,1,76,732)	$(1,684,313)

Net (loss) income per share – Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding – Basic and diluted	178,900,000	100,000,000	126,966,667	100,000,000

Net Revenues

We commenced gold mining activity in May 2009 and began selling of gold concentrate in July 2009. Gold concentrate is mainly sold to smelting plants in the Shandong Province, PRC. Apart from the selling of gold concentrate, we also provide mining consulting and technical services through our own experts.

Revenue for the three and nine months ended September 30, 2012 and 2011 comprised the following:

Three months ended	30-September-12%		30-September-11%
Sales revenue
- Product	$2,155,652	100.00	$1,104,141	100.00
- Service	-	-	-	-
	$2,155,652	100.00	$1,104,271	100.00
Nine months ended
Sales revenue
- Product	$3,292,646	100.00	$3,065,244	84.27
- Service	-	-	572,308	15.73
	$3,292,646	100.00	$3,637,552	100.00
Three months ended
Cost of sales
- Product	$1,265,888	100.00	$2,423,323	99.90
- Service	-	-	-	0.10
	$1,265,888	100.00	$2,423,323	100.00
Nine months ended
Cost of sales
- Product	$3,399,040	100.00	$4,160,335	96.70
- Service	-	-	140,327	3.30
	$3,399,040	100.00	$4,300,662	100.00
Three months ended
Gross (Loss)/Profit
- Product	$889,764	100.00	$(1,319,182)	99.82
- Service	-	-	-	0.18
	$889,764	100.00	$(1,319,182)	100.00
Nine months ended
Gross (loss)
- Product	$(106,394)	100.00	$(1,095,091)	164.78
- Service	-	-	431,981	(64.78)
	$(106,394)	100.00	$(663,110)	100.00
Three months ended
Gross Profit Margin
- Product	41.28%	N/A	-119.48%	N/A
- Service	N/A	N/A	N/A	N/A
Nine months ended
Gross Profit Margin
- Product	-3.23%	N/A	-35.73%	N/A
- Service	N/A	N/A	75.23%	N/A

Revenue

Revenue generated from product sales for the three months ended September 30, 2012 and September 30, 2011 were $2.16 million and $1.10 million respectively, both represented 100.00% of our total revenues. The increase of revenue derived from product sales for the three months ended September 30, 2012 when comparing with the corresponding period in 2011 was mainly attributable to the increase of world’s gold price.

Revenue generated from services income for the three months ended September 30, 2012 and September 30, 2011 were both nil which represented 0% of our total revenue respectively. There was no services income generated for such periods due to the expiration of the provision of mining consulting and technical services to Longkou Shi Hou de Gold Company Limited on March 31, 2011.

Revenue generated from product sales for the nine months ended September 30, 2012 and September 30, 2011 were $3.29 million and $3.07million respectively, which represented 100% and 84.27% of our total revenues. The increase of revenue derived from product sales for the nine months ended September 30, 2012 when comparing with the corresponding period in 2011 was mainly attributable to an increase in gold concentrate sold and the increase of world’s gold price.

Revenue generated from services income for the nine months ended September 30, 2012 and September 30, 2011 were nil and $0.57 million respectively, which represented 0% and 15.73% of our total revenue. The decrease of revenue derived from service for the nine months ended September 30, 2012 when comparing with the corresponding period in 2011 was mainly attributable to the expiration of the provision of mining consulting and technical services to Longkou Shi Hou de Gold Company Limited on March 31, 2011.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2012 and 2011 were $1.27 million and $2.42 million, respectively. Cost of revenue consisted primarily of direct materials, direct labor, sub-contracting mining fee, extracting fees, mine rental expenses and other operating overhead, which were primarily attributable to the sales of gold concentrates. Shipping and handling costs associated with the distribution of our products were borne by the customers. The decrease in cost of revenue for the three months ended September 30, 2012 when comparing with the corresponding period in 2011 was mainly attributable to additional direct cost incurred in 2011, amount to approximately $2,273,467, to develop and operate the gold mines in DaYuan Project, such as rental charges, direct labor and material consumed.

Cost of revenue for the nine months ended September 30, 2012 and 2011 were $3.40 million and $4.30 million respectively. Cost of revenue consisted primarily of direct materials, direct labor, sub-contracting mining fee, extracting fees, mine rental expenses and other operating overhead, which were primarily attributable to the sales of gold concentrates. Shipping and handling costs associated with the distribution of our products were borne by the customers. The decrease in cost of revenue for the nine months ended September 30, 2012 when comparing with the corresponding period in 2011 was mainly attributable to additional direct cost incurred in 2011, amount to approximately $3,155,881, to develop and operate the gold mines in DaYuan Project, such as rental charges, direct labor and material consumed.

Gross Profit and Gross Profit Margin

Our gross profit for the three months ended September 30, 2012 and 2011 were $0.89 million and ($1.32) million respectively and our gross margin for the sale of gold concentrate and provision of service income were approximately 41.28% and (119.48%) respectively. The negative gross profit for the three months ended September 30, 2011 can be attributed to the additional cost incurred, amount to approximately $2,273,467, to develop and operate the gold mines in DaYuan Project during its setup stage.

Our gross profit for the nine months ended September 30, 2012 and 2011 were ($0.11) million and ($0.66) million respectively and our gross margin for the sale of gold concentrate and provision of service income were approximately (3.23%) and (18.23%) respectively. The decrease in gross profit in the nine month ended September 30, 2012 is mainly due to the decrease in service income for the nine months ended September 30, 2012 as compared to the same period in 2011. The increase in gross margin for the nine months ended September 30, 2012 as compared to the same period of 2011 was mainly attributable to the cost efficiency.

General and Administrative Expenses

General and administrative expenses for the three and nine months ended September 30, 2012 and 2011 comprised mainly of salaries and staff welfare expenses, legal and professional fees, entertainment expenses, traveling and hotel accommodation expenses and other expenses in connection with general operation.

Our general and administrative expenses increase $116,432 from $178,857 for the three months ended September 30, 2011 to $295,289 for the three months ended September 30, 2012. Our general and administrative expenses decreased $8,579 from $913,418 for the nine months ended September 30, 2011 to $904,839 for the nine months ended September 30, 2012. The decrease in general and administrative expenses for the nine months ended September 30, 2012 as compared to the same period of 2011 was mainly attributable to the cost efficiency.

Interest Income/Expense

Interest income for the three and nine months ended September 30, 2012 was $721 and $1,200, respectively, comparing to interest income of $404 and $2,426, respectively, during the same period of 2011. The decrease for the nine months period was attributable to a decrease in bank interest income.

Interest expense for the three and nine months ended September 30, 2012 was $66,477 and $177,613, respectively, comparing to interest expense of $0 and $0, respectively, during the same period of 2011. The increase was attributable to an increase in bank loans.

Income Tax Expense

Our income taxes for the three months ended September 30, 2012 and 2011 was $216,649 and $2,065, respectively. The increase was attributable to the increase in gross profit and therefore income before income taxes for the three months ended September 30, 2012.

Our income taxes for the nine months ended September 30, 2012 and 2011 was $153,032 and $320,752, respectively. The decrease was attributable to the decrease in gross profit and therefore income before income taxes.

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

British Virgin Islands

Under the current BVI law, Bei Sheng is not subject to tax on its income or profits. For the nine months ended September 30, 2012, Bei Sheng suffered from an operation loss of $34,892.

Hong Kong

Golden Wide is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. For the nine months ended September 30, 2012 and 2011, Golden Wide suffered from an operating loss of $3,074 and $7,112, respectively.

The PRC

We have generated all of our income through our subsidiaries and VIEs operating in the PRC during the three and nine months ended September 30, 2012 and 2011. Effective from January 1, 2008, all entities in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%. As of September 30, 2012, we incurred $2,904,687 of aggregate net operating loss carry forwards available to offset its taxable income for income tax purposes. We have provided for a full valuation allowance against the deferred tax assets of $725,421 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Net Income

Net income for the three months ended September 30, 2012 was $0.31 million, as compared to net loss of $1.50 million for the three months ended September 30, 2011. Net loss for the nine months ended September 30, 2012 and 2011 was $1.31 million and $1.85 million, respectively. The increase in net income for the three and nine months ended September 30, 2012 when comparing with the corresponding periods in 2011 was mainly due to the increase in product sales revenues in 2012, and additional direct cost and general and administrative cost to develop and operate the gold mines in DaYuan Project in 2011.

Foreign Currency Translation Gains

Our operating subsidiaries are located in China. Our operating subsidiaries purchase substantially all products and render all services in China, and receive payments from customers in China using RMB as the functional currency. We do not engage in currency hedging.

On July 21, 2005, China reformed its foreign currency exchange policy, revalued the RMB by 2.1 percent and allowed the RMB to appreciate as much as 0.3 percent per day against the U.S. dollar. As a result, we implemented different exchange rates in translating RMB into U.S. dollars in our financial statements for the third quarter of 2012 and 2011.

For the nine months ended September 30, 2012, we implemented the exchange rates of 6.3340 (period end) and 6.3275 (period average) in calculating the assets and liabilities, revenue and expenses, and equity, respectively, which resulted in a foreign currency translation gain of $132,378. For the nine months ended September 30, 2011, we utilized the exchange rates of 6.4018 (period end) and 6.5060 (period average), and in calculating the assets and liabilities, revenue and expenses, and equity, respectively, which resulted in a foreign currency translation gain of $165,967.

Liquidity and Capital Resources

We have committed and contracted for the acquisition of mine and mining rent payments in the next twelve months. As of September 30, 2012, we have available cash of $642,589 and a working deficit of $4,442,326, whereas we may not have sufficient working capital to meet with the contingent payments. Our continuation as a going concern is dependent upon the continuing financial support from our stockholders. Our management believes that the existing stockholders will provide the additional cash to meet with our obligations as they become due. However, there can be no assurance that we will be able to obtain sufficient funds to meet our obligations on a timely manner.

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

General

As of September 30, 2012 and December 31, 2011, we had cash and cash equivalents of $0.64 million and $0.34 million, respectively. The following table provides detailed information about our net cash flow for the nine months ended September 30, 2012 and 2011.

Cash Flow

(All amounts in millions of U.S. dollars)
	September 30,
	2012	2011
Net cash (used in) operating activities	$0.11	$(0.63)
Net cash (used in) investing activities	(0.50)	(9.03)
Net cash provided by financing activities	0.65	7.40
Effect of exchange rate changes on cash	0.05	0.06
Net cash (outflow) inflow	$0.31	$(2.20)

Operating Activities:

Net cash provided by operating activities was $0.11 million for the nine months ended September 30, 2012, as compared to net cash used in operating activities of $0.63 million for the same period in 2011. The increase in net cash provided by operating activities in the nine months ended September 30, 2012 was primarily due to the net cash provided by amortization of prepaid mining rights, accrued liabilities and other payable and depreciation.

Investing Activities:

Net cash used in investing activities for the nine months ended September 30, 2012 was $0.50 million, which is a decrease of $8.53 million from net cash used in investing activities of $9.03 million in the same period of 2011. This increase was primarily due to the decrease in the payments on mining rights and acquisition of plant and equipment.

Financing Activities:

Net cash provided by financing activities for the nine months ended September 30, 2012 totaled $0.65 million, as compared to $7.40 million in the same period of 2011. The decrease in net cash provided by financing activities was mainly attributable to the less cash proceeds from notes and loans payable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. During the nine months ended September 30, 2012, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal quarter ended September 30, 2012, there were no changes in our disclosure controls and procedures over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceedings.

Item 1A. Risk Factors

There were no other material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following listed exhibits are filed as part of this quarterly report:

Exhibit No.	Description

23.1	Consent of Auditors
31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Accounting Officer
32.1	Certification pursuant to 18 USC, section 1350 of Principal Executive Officer
32.2	Certification pursuant to 18 USC, section 1350 of Principal Accounting Officer

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of November, 2012.

China ShouGuan Mining Corporation, Registrant By: /s/ Feize Zhang ___________________________________________ Feize Zhang, Chairman and Principal Executive Officer

China ShouGuan Mining Corporation , Registrant

By: /s/ Feize Zhang

Feize Zhang, Principal Executiv

By: /s/ K.F. Lam

By: K.F. Lam, Principal Financial Officer

