Form 10-Q/A
period 2012-09-30
CHINA SHOUGUAN MINING Corp
filed 2012-11-20
CIK 1493893

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

EXPLANATORY NOTE

This amendment is being filed only to include the required XBRL detailed tagging financial information, which was omitted from the original filing on November 14, 2012. No other information in the original Form 10-Q filing has been changed.

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

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of November, 2012.

China ShouGuan Mining Corporation, Registrant By: /s/ Feize Zhang ___________________________________________ Feize Zhang, Chairman and Principal Executive Officer

China ShouGuan Mining Corporation , Registrant

By: /s/ Feize Zhang

Feize Zhang, Principal Executiv

By: /s/ K.F. Lam

By: K.F. Lam, Principal Financial Officer

3