Form 10-K/A
period 2011-12-31
CHINA SHOUGUAN MINING Corp
filed 2013-01-23
CIK 1493893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A1

ANNUAL REPORT UNDER THE SECURITIES ACT OF 1933

For the fiscal year ended December 31, 2011

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

Frank J. Hariton

1065 Dobbs Ferry Road

White Plains, New York

Tel: 914-674-4373; Fax 914-693-2963

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes x     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes No x

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

  Large accelerated filer           Accelerated filer

  Non-accelerated filer              Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  No x

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements. These statements relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

Under the specific requirement of the SEC’s Industry Guide 7(a) 4(i), we are deemed as an exploration company principally engaging in gold mine exploration and exportation activities given our mines are without known reserves. Raw rocks containing gold mineral are dug from the gold mines that are owned or leased by us and are converted to gold concentrate through a number of physical processes. Revenues are derived from the sales of gold concentrates, the principal raw material used in gold smelting operation to produce gold. All mineral exploration activities are outsourced to Wenzhou Mine Engineering Construction Group Co. Ltd. (“WMEC”), an independent third-party subcontractor, and we only take possession of the gold concentrates when they are sold to smelters. At that time, the selling prices are determined from two factors, the amount of gold in the gold concentrates and the price of gold on the date of sale.  The amount of gold in the gold concentrates is determined and agreed upon between the Company and the smelters and then the selling price is determined according to the official gold price at the time of sale as indicated by the Shanghai Gold Exchange (http://www.sge.sh), an entity governed by the PRC Government). On the consulting side, revenues are derived on a project-by-project basis and payment is collected as we complete our service as outlined in the scope of each individual project.

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

Contractual Arrangements

Gold mining is a highly restricted industry in China.  As such, it is extremely difficult for PRC gold mining companies to obtain government approval on having foreign ownership. Accordingly, BSL's PRC subsidiary, SBCL, which is considered foreign-invested, is currently ineligible to directly own the required exploration and mining licenses in China. Our exploration business is currently provided through contractual arrangements with BSL and its VIEs in China, which are currently SSIC and its subsidiaries, JinGuan and XinGuan.

BSL's VIEs sell gold concentrates directly to our customers, which are typically the refinery plants in China.  We have been and are expected to continue to be dependent on our VIEs to operate our exploration business . SBCL has entered into contractual arrangements with our VIEs, which enable us to:

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

XinGuan commenced operations on our first project , the Cunli Ji Gold Mine, in May 2009.  XinGuan holds the operating right to Cunli Ji Gold Mine ("CJ Mine") with all regulatory and government operating licenses in China.

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

On September 1, 2009, XinGuan entered into a Construction Project Agreement with Jinhai Mine Underground Engineering Ltd. ("Jinhai"), an unrelated third party, to carry out the underground exploration and ancillary work at the CJ Mine. Jinhai will conduct all underground mineral exploration activities and construction work in accordance with the design and work drawings provided by XinGuan on a monthly basis and will be required to meet all regulatory and safety standards specified by XinGuan and the PRC for underground mineral exploration in the Shandong Province. The Agreement was effective on September 1, 2009 and was valid for one year. Through mutual consent by both parties, this Agreement was renewed on August 28, 2010 for an additional year until August 28, 2011, with the contracted prices and all other terms unchanged. No relationship exists between Jinhai, the subcontractor we rely on for all of our mining operations in the PRC, and Penglai City Gold Mining Holding Co. Limited, the legal owner and holder of the PRC State license to the Cunli Ji Mine; they are unrelated parties.  On September 30, 2010, XinGuan and Jinhai mutually agreed to terminate the renewed agreement unconditionally effective from November 1, 2010. On October 1, 2010, XinGuan entered into another Construction Project Agreement with Wenzhou Mine Engineering Construction Group Co. Ltd. (“WMEC”), an unrelated third party, to carry out the underground mining and ancillary work at the Cunli Ji Mine. WMEC will conduct all underground mining activities and construction work in accordance with the design and work drawings provided by XinGuan on a monthly basis and will be required to meet all regulatory and safety standards specified by XinGuan and the PRC for underground mining operations in the Shandong Province. The Agreement was effective on October 1, 2010 and was valid for one year. It was further renewed for another year until September 30, 2012.

On October 1, 2010, XinGuan entered into another Construction Project Agreement with Wenzhou Mine Engineering Construction Group Co. Ltd. (“WMEC”), an unrelated third party, to carry out the underground exploration and ancillary work at the Cunli Ji Mine. WMEC will conduct all underground exploration activities and construction work in accordance with the design and work drawings provided by XinGuan on a monthly basis and will be required to meet all regulatory and safety standards specified by XinGuan and the PRC for underground mineral exploration in the Shandong Province. The Agreement was effective on October 1, 2010 and was valid for one year. It was further renewed for another year until September 30, 2012.

On June 18, 2010, XinGuan paid an additional amount of $1,309,679 to PCGM as an additional rental deposit on the same terms as the original agreement. The additional deposit would become part of the purchase consideration upon successful closing of the acquisition or will be refunded in full if the mineral exploration activities do not meet the production levels set forth in the agreement.

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

Mine Areas:

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

Location and Access:

The Cunli Ji Mine is an underground mine located in Cunliji Town, Penglai, Shandong Province in the PRC covering a site area of 0.425 sq. km. The geological coordinate of the mine is EL120°50′15″ ~ EL120°50′49″ and NL37°33′31″ ~ NL37°32′12″. The CJ Mine consists of three areas , 1) Cunliji Mining Area (“Cunliji”), 2) Jiyingshan Exploration Area (“Jiyingshan”) and 3) Chenjiagou Exploration Area (“Chenjiagou”). Jiyingshan locates roughly in the middle of the Cunli Ji Mine, Chenjiagou on the west–northwest region and Cunliji on the southeast region. The whole site is 35 km to the south of Penglai City, Shandong Province and 5 km to the east of Cunliji Town. It is under administrative division of Cunliji Town, Penglai City. There is 30 km from the west of the Cunli Ji Mine to Longkou Port and 60 km from the east of the Cunli Ji Mine to Yantai Port. The Cunli Ji Mine is easily accessible by interlinked highways including the Mou-Huang Highway (running from Mouping to Huang County) and the Peng-Qing Highway (running from Penglai to Qingdao). Access to the underground workings at the Cunli Ji Mine is via a ramp from the surface and connecting numerous levels.

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

Area of the Cunli Ji Mine:

Cunliji Mining Area: 106.255 acres

Chenjiagou Exploration Area: 3995.69 acres

Jiyingshan Exploration Area: 437.90 acres

Regional Geology

The Cunli Ji Mine is located at the northern Jiao-Liao uplift in China-Korean platform and in the east of Yi-Shu fault zone. The formation, belongs to the Penglai formation, a subdivision of Ludong formation in Huabei region of China. Fault structures are developed with widespread strata in the region and magma activities were once frequent. The geology of the region is characterized by the main fault structure running from NNE to NW, and the secondary fault structures running South-North, East-West and North-East.

Rock Formations and Mineralization:

The Cunli Ji Mine is an underground gold mine. Its mineral resources are mainly gold and others are lead, zinc and iron. The Cunliji Mining Area consists of five fault zones in the region numbered as I, II, III, IV and V.  The mine is mainly made of the beresite and granite. Gold ore body exists in the altered rocks of fault structure of belts I and II. The ore minerals are mainly native gold, electrum, pyrite, galena, sphalerite, and minor chalcopyrite. Useful elements in ores are mainly gold, then silver, lead, zinc, copper, etc. The ore body strikes 30° and with dipping 70°~ 85°towards NW, average inclination 75 °. Strike length of the ore body is 300 m and the tendency length is 180m. The veins are continuous while uneven in thickness from several centimeters to tens of centimeters, etc.. Veins are developed well in the mining area, mainly including lamprophyre-veins and quartz-veins. The thickness of ore deposit is 0.87m and the ore body strikes 35°, dipping 75°towards NW. Overall, the deposit is controlled by faults, and ore bodies still are open in the depth of -277m.

The Jiyingshan and Chenjiagou Exploration Areas mainly consist of quaternary loose rocks which are the alluvial and residual sediments. Structure of the mine areas is mainly faults, which strikes mainly along north-east, north-east-east (NEE) and then north-west (NW) and east-west (EW). Exposed length of the NE structure is around 100~300 m. The longest structure is 1200 m in length and 0.5~10m in width and strikes 10°- 45° towards southeast, partly towards northwest. The steepest dip is around 60°- 90° with strikes around 75°. The main ore structure includes dense block and fine veins. Dense massive structure of quartz veins or beresite with a strong silicification becomes a massive homogenous ore. Ore mineral ingredients consist of mainly metallic minerals of pyrite, galena, electrum and free gold and minor of chalcopyrite, sphalerite and pyrrhotite. Gangue minerals are mainly quartz, sericite, feldspar, then chlorite and calcite.

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

For the fiscal year 2011, total gold ore extracted from the Cunliji Mine Area was approximately 9,614 tons of gold ore or a monthly average of 801 tons, with an average gold grade of 5.91 g/t. Gold concentrate sold in 2011 was 43 kg. The extraction level, in units of daily tonnage of raw mineral rocks extracted, averaged 42 tons/day during the fiscal year 2011.

Both the Jiyingshan Exploration Area and the Chenjiagou Exploration Area are exploratory in nature.  First stage geochemical surveys have been completed.

In the coming year, we will engage Shandong Zhaojin Exploration Co., Ltd. to carry out further exploration work on two major veins in the Cunliji Mining Area. However, we have no detailed plan or timetable to explore these properties at this time.

We do not have any plan to fund the exploration programs of this mine.

Dayuan Gold Mine (“Dayuan Mine”)

The Dayuan Gold Mine is located in Longkou city of Shandong, the PRC. Shandgon is a coastal province of the Eastern PRC, which is located on the eastern edge of the North China Plain (see map below). From the economic aspect, Shandong is one of the wealthiest provinces in China, with its economic development focuses on large enterprises with well-known brand names. Shandong ranks first among the provinces in the production of precious metals such as gold and diamonds. It is also the biggest industrial producer and one of the top manufacturing provinces in China. Shandong has also benefited from South Korean and Japanese investment, due to its geographical proximity to those countries.

Longkou , formerly Huang County, is a port city in northeastern Shandong Province, on the eastern coast of the People's Republic of China. Longkou is a county-level city and is administered by the prefecture-level city of Yantai. The total population of Longkou is 620,000. Longkou is quite mountainous in the south and flat plains to the north. It has with low hills in the southeast and littoral plains in the northwest. There are mountains and rivers surrounding Longkou.

Mine Area

The Dayuan Mine is located at the gold vein no. 117 of the Da Yuan mine area (“DY-117”) of the Longkou city. The mine area consists of the DY-117 Mine Area, which has one mining   right and one exploration right.

Location and Access

The Dayuan Mine is an underground mine located at the gold vein no.117 of Da Yuan mining area, Xia Ding Jia Town, Longkou City of Shandong Province in the PRC covering a site area of 0.3475sq. km. The geological coordinate of the mine is EL120°31’17” ~ EL120°31’52” and NL37°28’32” ~ NL37°29’16”.

The Dayuan mine is located on northern low foothill of Luo Shan, 20 km south of Huang Cheng of Longkou city. Longkou city is under the administration of Xia Ding Jia Town of Longkou city. The Dayuan Mine is easily accessible by interlinked highways including Zhao-Huang Highway (running from Zhao Yuan city to Huang Cheng city) on the west, 12 km from Highway 206 on the north, 15 km from Tong-San Highway (running from Tong Jiang city to Sanya city) on the east, 30 km from Longkou Port in the northwest and 11 km from the Wen-San Highway (running from Wen Deng city to San Shan Dao) on the south. Access to the underground workings at the Dayuan Mine is via a ramp from the surface and connecting numerous levels.

120° 33′ 20″
121° 00′
121° 30′
Penglai City
North
Yellow Sea
G206
Daxindian
Yantai Development district
Yantai City
Dazhaojia
Cunliji
G204
Fushan
37° 30′
Laishan
Menlou
Qixia City
37° 00′
Scale
0km
5km
10km
15km
City Boundary
District Boundary
Mine location

Map Of Yantai City

Date: August 12,2010

Source of Power and Water:

The electricity supply in the DY-117 Mine Area is mainly provided by East China Grid, with 500 kilo voltage of transmission base located close to the Dayuan Mine. The quaternary unconfined aquifer layer nearby the Dayuan Mine represents the source of water supply.

Plant and Equipment of the Dayuan Mine (Modernization and Physical Conditions):

We purchased all equipment, infrastructure and facilities of the Dayuan Mine from Longkou Datong Industry and Trade Co., Ltd. at RMB 15,000,000 based on a Memorandum of Understanding for Equipment Transfer signed on March 8, 2011. All equipment, infrastructure and facilities of the Dayuan Mine are believed in good condition and have been periodically upgraded.

Type of claim :

The gold in the mining area is deposited in a lode or vein filled with mineral in the rock. The mining claim in the Dayuan Mine is granted by the Land and Resources Authority of Shandong Province and is unpatented.

Identifying Information of the Dayuan Mine:

Mining Right:

Mining license no.: C3700002008094120000887

Gold mining ratification: Gold-State Approval (2012) No.14

Concession period: From 29 December 2010 to 29 December 2013

Exploration license no.:   3700000310175

Safety production license: (Shandong Approval) FM Safety (2008) 06-0216

Safety production license:  (Shandong Approval) FM Safety (2008) 06-0197

Area of the Dayuan Mine:

DY-117-(1) Mine Area: 92.54 acres

DY-117-(2) Mine Area: 69.188 acres

Regional Geology

The Dayuan Mine is located at the northwest of Jiaodong Peninsula. Jiaodong refers to east of Jiaolai River in Shandong province, including Yantai, Weihai and the eastern Qingdao, which together constitute the major part of Shandong Peninsula. The region is simple in term of geological structure, consisting of loose sedimentary rock at the valley and widespread igneous rock, mainly granite, which gradually developed into mineral veins (principally diorite porphyry) of different phases. Fault zones were developed in the region, with the Potouqing Fracture as the main fault zone in the area. Vein no. 117 belongs to one of the secondary fault structures of Potouqing Fracture. The overall strike of this vein is 45°, dipping 76°~ 85° towards SE, with 1800m in length above ground level, of which 580m in length is within the Dayuan Mine.

Rock Formations and Mineralization :

The Dayuan Mine is an underground gold mine. It is on the Zhaoyuan metallogenic zone, which belongs to the northern rim of Linglong Gold Field. The formation stemmed from the southern side on the main fault zone of the Linglong Gold Field. The mineral ore resources are mainly gold, pyrite. Other minerals are galena, chalcopyrite, sphalerite, quartz, sericite, feldspar and chlorite.

The DY-117 Mine Area consists of one gold vein numbered 117, consisting of 2 ore bodies, namely 117-(1) and 117-(2). Overall strike of the ore bodies is 45°, dipping 76°~ 85° towards SE. Ore body 117-(1) strikes 45° and with dipping 76°~ 85°towards SE. The tendency length of the ore body within the mine is 580m. The vein is continuous and even in thickness ranging from 0.25m to 1.23m, with an average of 0.65m. Gold grade of the ore body ranges from 1.36 Au g/ton to 9.87 Au g/ton, with an average of 4.44 Au g/ton. Ore body 117-(2) strikes 45° to 65° and with dipping 66°~ 77°towards NW. Its NE end is merged with the ore body 117-(1). The tendency length of the ore body is also 580m. The vein is continuous and even in thickness ranging from 0.24m to 1.34m, with an average of 0.66m. Gold grade of the ore body is estimated to range from 1.54 Au g/ton to 12.12 Au g/ton, with an average of 5.07 Au g/ton.

Work Completed and Present Conditions:

Both 117-(1) and 117-(2) ore bodies are explored using vertical drilling wells and are open up to a depth of 610m. The DY-117 Mine Area consists of 6 plots with elevation of 200m, 160m, 120m, 90m, 50m and 10m respectively. The ore bodies at elevation of 50m and 10m were completely mined. Currently, there is no exploratory work at the Dayuan Mine.

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

Current State of Exploration

The Dayuan Mine commenced exploratory operation in July 2011. Gold ore extraction in the Dayuan Mine for the three months ended September 2011 was approximately 8,869 tons or a monthly average of 2,956 tons , with an average gold grade of 1.95 g/t. Gold concentrate sold for the three months ended September 30, 2011 was 14.6 kg, respectively. The extraction level, in units of daily tonnage of raw mineral rocks extracted, averaged 118 tons/day during the fiscal year 2011. The operation was halted in the fourth quarter of 2011 due to (i) mine restructuring and exploration; (ii) technology improvement; and (iii) government energy-saving program which resulted in electricity supply cut-down in December 2011.

The Dayuan Mine is currently at the exploratory stage.  We have no detailed plan or timetable to explore the property at this time. So far, we do not have any plan to fund the exploration program of this mine.

Description of Processing Facilities :

The processing facilities at Dayuan Mine Area include a set of 12 processing machines consisting of ball mills, jiggers, screw classifiers, stirring tanks, flotation machine, belt conveyors, concentrator and pressure filter. The raw ore is processed into gold concentrates through the following procedures.

Primary grinding takes place in a ball mill. The ground product from the primary grinding process is first put through a jigger to recover the coarse gold particles then classified in a screw classifier. Classifier underflow goes back to the ball mill. The overflow, sized at about 85% less than 0.074 mm, is then sent to flotation;  Flotation comprises a rougher stage and four cleaner stages on the rougher concentrate as well as three scavenger flotation stages to yield the final concentrates; The final concentrates are then dehydrated by thickening and the thickener underflow is then filtered.

Sample Collection, Preparation, Analysis and Assay Control

A systematic procedure was developed for the collection and preparation of percussion drill hole samples. We firstly identify gold bearing zones by collecting rock chip samples from favorable locales for gold mineralization with reference to related literature survey and the geological map of the mines. The target areas will be explored by trenching and rock-chip sampling. Depending on the sampling results, the target areas are demarcated for detailed sampling in three-dimension. The rock sample produced from drilling are dry chips of drilled rock, which is obtained from drill holes at equidistance. Each sample was about 1.0 meter in length, and not longer than 1.5 meter. The samples are all taken by, or under the supervision of our geological experts. Based on the three-dimension sampling of the gold-bearing zone (ore body), i.e. length, width, depth and grade, a global resource of the gold deposit is estimated.

Exploration geologists analyze and log the sample to ascertain the prospective mineralisation within the drilled orebody. A representative sample is taken from the sack, and is the sieved to remove excess dust. Once the desired sample has been washed and dried, exploration geologists will note the weight percentage of the desired minerals in the sample. The samples will be stored in plastic cutting boxes before further chemical analysis offsite. Samples of rocks or soil are then delivered to accredited laboratories for geochemical assay to determine metal contents and detect geochemical anomalies. One of our accredited laboratories is Shandong Zhaojin Geological Exploration Co., Ltd. (“Shandong Zhaojin”) Shandong Zhaojin. is granted the license for mineral exploration, geological drilling and exploration and geological testing by Shandong Provincial Land Resources Department under the PRC government. For geochemical assay, rock and soil samples are crushed, powdered, fused or digested in acid and then analyzed using different analytical methods. Since there is always some loss of gold during the analytical procedure, the gold grade in the sample is believed unlikely to be overstated. All samples were collected, handled and analyzed by Shandong Zhaojin using the standard preparation procedures in accordance with the national standard GB/T1900-IS09000 "Quality management and quality assurance", which is considered adequate for the preliminary level of evaluation. Quality control of all mine exploration projects in China is executed under the administration of local exploration regulations, provincial regulations on exploration projects.

Our Proposed Business Strategy

Currently, most privately-owned gold mines in China are poorly managed and operated and are usually mined to a depth of about 300 - 500 meters, far beyond a valid exploration analysis of about 200~300 meters. Mining and exploration activities are generally done without any systematic planning and/or analysis. This often leads to high waste of exploration/mining inputs and results in inefficient operations with low productivity. We intend to re-engineer and redevelop our mining targets through the transfer of advanced exploration and mining technologies to identify the geological features and locations of the ore bodies, as well as the formation trends of associated mineral veins. We feel that the proposed business strategies of our experienced management team will provide a better solution to mine the ore bodies in a more efficient and productive way. Our mining solutions include mining data collection and analysis, identification of ore locations and running trends of veins, design of exploration and mining plans, on-site mine construction planning, formulation and customization of mining methodologies, introduction of modern exploration and mining technologies to increase productivity, supervision of subcontracting staff and provision of technical supports in relation to production management, mine ventilation, water discharge, system upgrade, quality assurance, safety control, etc. Our current mining operations subcontractor is only responsible for the actual underground mining works like digging tunnels, underground transportation and mine extraction, and does not participate in any works related to mine planning, data analysis, site identification and operational management.

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

We may not be able to find commercially viable reserves.

Mineral exploration and development involve a high degree of risk and few properties that are explored are ultimately developed into producing mines. The reserve estimates, if any, are based only on prefeasibility studies that are inherited with following drawbacks:

-	Limited amount of drilling completed to date;
-	The process testing is limited to small pilot plants and bench scale testing;
-	Difficulty in obtaining expected metallurgical recoveries when scaling up to production scale from pilot plant scale;
-	Preliminary nature of the mine plans and processing concepts;
-	Preliminary nature of operating and capital cost estimates
-	Metallurgical flow sheets and recoveries still in development;
-	Limited history of prefeasibility studies that might underestimating capital and operating costs.

We cannot assure you that any future mineral exploration and development activities will result in any discoveries of proven or probable reserves as defined by the SEC.  Further, we cannot provide any assurance that, even if we discover commercial quantities of mineralization, a mineral property will be brought into commercial production. Development of our mineral property will follow only upon obtaining sufficient funding and satisfactory exploration results.

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

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data.

The following tables summarize our consolidated financial data for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to these consolidated financial statements appearing elsewhere in this Form 10-K/A.

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

Under the specific requirements of the SEC’s Industry Guide 7(a) 4(i), we are deemed as an exploration company principally engaging in gold mine exploration and exportation activities given our mines are without known reserves. Raw rocks containing gold mineral are dug from the gold mines that are owned or leased by us and are converted to gold concentrate through a number of physical processes. Revenues are derived from the sales of gold concentrates, the principal raw material used in gold smelting operation to produce gold. All mineral exploration activities are outsourced to an independent third contractor and we only take possession of the gold concentrates when they are sold to smelters. At that time, the selling prices are determined from two factors, the amount of gold in the gold concentrates and the price of gold on the date of sale.  The amount of gold in the gold concentrates is determined and agreed  between the Company and the smelters and then the selling price is determined according to the official gold price at the time of sale as indicated by the Shanghai Gold Exchange (http://www.sge.sh), an entity governed by the PRC Government.

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

Mining rights are amortized based on actual units of production over estimated proven and/ or probable reserves of the mines, subject to impairment. We intend to carefully review the mineral exploration plans and the reserve levels of our mines periodically. Accordingly, any material change in mineral exploration may have a negative impact on our operating results.

We currently rely on one subcontractor for all of our mineral exploration in the PRC - Wenzhou Mine Engineering Construction Group Co. Ltd. (“WMEC”), which means our operations are affected by their performance and whose activities are substantially outside of our control. If WMEC fails to achieve the conditions set forth in our agreement with them, e.g. monthly extraction volumes, gold concentrate processing volumes, etc., or they otherwise fail to perform their obligations to us, we may be forced to terminate their services, which would cause delays in our mineral exploration , require that we identify and engage one or more other third-party contractors to do the work WMEC was doing, all of which would adversely affect our operating results. No relationship exists between WMEC, the subcontractor we rely on for all of our mineral exploration in the PRC, and Penglai City Gold Mining Holding Co. Limited, the legal owner and holder of the PRC State license to the CunliJi Mine; they are unrelated parties.

Our mineral exploration activities are subject to a number of risks and hazards typical in the mining industry, including:

· environmental hazards;

· industrial accidents;

· unusual or unexpected geologic formations;

· explosive rock failures; and

· flooding and periodic interruptions due to inclement or hazardous weather conditions.

Any such risks could result in:

· damage to or destruction of mineral properties or production facilities;

· personal injury or death;

· environmental damage;

· delays in mining;

· monetary losses; and

· legal liability.

In addition, during the course of mineral exploration activities, we use dangerous materials. We have established stringent rules relating to the storage, handling and use of such dangerous materials, however, accidents could still occur. Should we be held liable for any such accident, we may be subject to penalties, and possible criminal proceedings may be brought against our Company, BSL, its subsidiaries and/or VIEs or any of the employees.

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

On May 4, 2009, through BSL and  ourVIE, XinGuan, we entered into a Master Agreement, an Operating Lease agreement and an Acquisition Agreement with Penglai City Gold Mining Holding Co. Ltd. The Master Agreement sets out the general terms of the Operating Lease agreement and the Acquisition Agreement. Pursuant to the Operating Lease Agreement, XinGuan agreed to pay a monthly rent of $14,641 (RMB 100,000) for the right to lease and manage the gold mine for a term of 20 months, with a rental deposit of $2,925,174 (equivalent to RMB 20 million). Pursuant to the terms of the Acquisition Agreement, XinGuan agreed to acquire the gold mine for a purchase consideration of $5,089,803 if the following conditions are satisfied upon the expiry of the operating lease agreement: 1) average daily ore production from the Cunli Ji Mine has reached 80 tons ore more for the year 2010, and 2) the mine has obtained ISO (or equivalent) certification on or before January 3, 2011. The above agreement was subsequently extended to January 3, 2012. On January 3, 2012 the above transaction was closed. The Cunliji Mine was acquired by the Company and the rental deposit became part of the purchase consideration.

On September 1, 2009, XinGuan entered into a Construction Project Agreement with Jinhai Mine Underground Engineering Ltd. ("Jinhai"), an unrelated third party, to carry out the underground exploration and ancillary work at the CJ Mine. Jinhai will conduct all underground mining activities and construction work in accordance with the design and work drawings provided by XinGuan on a monthly basis and will be required to meet all regulatory and safety standards specified by XinGuan and the PRC for underground mineral exploration in the Shandong Province. The Agreement was effective on September 1, 2009 and was valid for one year. Through mutual consent by both parties, this Agreement was renewed on August 28, 2010 for an additional year until August 28, 2011, with the contracted prices and all other terms unchanged. No relationship exists between Jinhai, the subcontractor we rely on for all of our mining operations in the PRC, and Penglai City Gold Mining Holding Co. Limited, the legal owner and holder of the PRC State license to the CunliJi Mine; they are unrelated parties.  On September 30, 2010, XinGuan and Jinhai mutually agreed to terminate the renewed agreement unconditionally effective from November 1, 2010.

On October 1, 2010, XinGuan entered into another Construction Project Agreement with Wenzhou Mine Engineering Construction Group Co. Ltd. (“WMEC”), an unrelated third party, to carry out the underground exploration and ancillary work at the CJ Mine. WMEC will conduct all underground exploration activities and construction work in accordance with the design and work drawings provided by XinGuan on a monthly basis and will be required to meet all regulatory and safety standards specified by XinGuan and the PRC for underground mineral exploration in the Shandong Province. The Agreement was effective on October 1, 2010 and was valid for one year. It was further renewed for another year until September 30, 2012.

On June 18, 2010, XinGuan paid an additional amount of $1,309,679 to Penglai City Gold Mining Holding Co. Ltd as an additional rental deposit, with the same terms stated in the acquisition agreement, such additional deposit would became part of the purchase consideration upon successful closing of the acquisition or will be refunded in full if the mineral exploration activities do not meet the production levels set forth in the agreement.

On May 6, 2011, we, through our VIE, Yantai Jinguan Investment Co., Ltd. (“Jinguan”) , entered into a lease agreement with Longkou Dayuan Gold Mining Co. Ltd., an unrelated third party being the legal owner and holding the mining license of the Dayuan Gold Mine (“Dayuan Mine”) regarding Dayuan Gold Mine. Under the agreement, we agree to pay the aggregate rental payments of approximately $20 million for a term of 10 years commencing from April 1, 2011 through April 1, 2021 to obtain the right to manage and operate Dayuan Gold Mine in the repayment schedule, whereas we are committed to pay $12 million equal to 6 years’ rental, no later than September 30, 2011 and the remainder will be paid no later than March 1, 2017. On September 25, 2011, both parties signed a Supplemental Agreement and agreed to defer the balance of the upfront payment amounted to f $6 million to March 31, 2012. On March 30, 2012, the payment was agreed to extend further to September 30, 2012. Concurrently, we entered into an equipment transfer agreement (the “Transfer Agreement”) with Longkou Datong Industry and Trade Co., Ltd. for the acquisition of exploration and mining assets and auxiliary equipment currently being used in the Dayuan Gold Mine at a purchase price of approximately $2.3 million. As of December 31, 2011, the Company made the prepayment for mining rights of $6.5 million.

Cunli Ji Mine

Total gold ore extracted in the Cunliji Mine Area in 2011 was approximately 9,614 tons or a monthly average of 801 tons , with an average gold grade of 5.91 g/t. Gold concentrate sold in 2011 was 43 kg. The extraction level, in units of daily tonnage of raw mineral rocks extracted, averaged 42 tons/day during the fiscal year 2011.

Dayuan Mine

We do not own the Dayuan Mine. We leased the mine through Jinguan. The Dayuan Mine is currently owned by Longkou Dayuan Gold Mining Co. Ltd. (LDGM”). Based on the lease agreement signed by LDGM and Jinguan, LDGM leased the Dayuan Mine to Jinguan for a term of 10 years from April 1, 2011 to April 1, 2021 for a total rental payment of RMB130million (approximately $20million). Jinguan was committed to pay an upfront payment of $12 million no later than September 30, 2011 and the remainder will be paid no later than March 1, 2017. A portion of upfront payment amounted $6 million was paid before September 30, 2011, whilst payment of the remaining portion ($6 million) was agreed to defer to September 30, 2012. Under this agreement, we own the operating right and income right of the Dayuan Mine.

The Dayuan Mine has one exploration right and one mining right, which are granted by the Land and Resources Authority of Shandong Province and are unpatented. The concession period of the mining right is from 29 December 2010 to 29 December 2013. The mine is 0.3475 sq. km in area and is deposited in a lode or vein filled with mineral in the rock.

The Dayuan Mine commenced operation in July 2011. Gold ore extracted from the Dayuan Mine for the three months ended September 2011 was approximately 8,869 tons or a monthly average of 2,956 tons , with an average gold grade of 1.95 g/t. gold concentrate sold for the three months ended September 30, 2011 was 18 kg, respectively. The extraction level, in units of daily tonnage of raw mineral rocks extracted, averaged 118 tons/day during the fiscal year 2011. The operation was halted in the fourth quarter of 2011 due to (i) mine restructuring and exploration; (ii) technology improvement; and (iii) government energy-saving program which resulted in electricity supply cut-down in December 2011.

We have been deriving revenue since the commencement of Cunli Ji Mine. Currently we derive our revenue from the sales of non-refined gold concentrates extracted from Cunli Ji Mine and Dayuan Mine. Our expenses are mainly amortization of mining rights, the direct costs associated with the operation and overhead expenses such as staff salaries, smelting and extracting fee, depreciation of mining plants and other general administrative expenses. Dayuan Mine experienced an operating loss during the fiscal year 2011 and the operation is expected to turn around in 2012 after the mine restructuring work is completed.

Currently, there is no detailed plan to conduct exploration on the Cunli Ji Mine and the Dayuan Mine. Also, we have no plan to fund the exploration programs of the two mines .

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

NM: Not meaningful

Net Revenues

We commenced mineral exploration activity in May 2009 and began selling of gold concentrate in July 2009. Gold concentrate is mainly sold to smelting plants in the Shandong Province, PRC. Apart from the selling of gold concentrate, we also provide mining consulting and technical services through our own experts.

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

(a) The following listed exhibits are filed as a part of this amended annual report:

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

Exhibit No.	Description

2	* Share Exchange Agreement
3.1	* Articles of Incorporation
3.2	* Bylaws
4	* Form of Common Stock Certificate
5	* Opinion of Michael M. Kessler, Esq. re: Legality (** Amended Opinion filed with Form S1/A-1 on September 22, 2010)
10.1	* Operating Lease Agreement for Cunli Ji Gold Mine
10.2	* Acquisition Agreement for Cunli Ji Gold Mine
10.3	* Option Agreement to Purchase Equity Interests by and among Shoujin Business Consulting (Shenzhen), Shenzhen ShouGuan Investment Limited, Yantai JinGuan Investment Limited and Penglai XinGuan Investment Limited
10.4	* Equity Pledge Agreement
10.5	* Operating Agreement
10.6	* Exclusive Technical Service and Business Consulting Agreement
10.7	* Proxy Agreement
10.9	* Office Lease - Yantai, China
10.10	* Office Lease - Shenzhen, China
10.11	** Master Agreement between Penglai City Gold Mining Holding Co. Limited and Penglai XinGuan Investment Limited
10.12	** Construction Project Agreement between Penglai XinGuan Investment Limited and Jinhai Mine Underground Engineering Limited
10.12(a)	***Renewed Construction Project Agreement to extend one year term to August 28, 2011
10.13	** Gold Concentrate Processing Agreement between XinGuan and Shandong Humon Smelting Co., Ltd.
14	* Code of Ethics
21	* List of Subsidiaries/Variable Interest Entities of Registrant
23.1	* Consent of Auditors
23.2	* Consent of Michael M. Kessler, Esq. (see Exhibit 5)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China ShouGuan Mining Corporation , Registrant By: /s/ Feize Zhang ___________________________________________ Feize Zhang, Chairman and Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated on January 23, 2013.

China ShouGuan Mining Corporation , Registrant

By:           /s/ Feize Zhang

Feize Zhang, Chairman and Principal Executive Officer

By:          /s/  K.F. Lam

K.F. Lam, Principal Financial Officer, Secretary and Director

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

