Form 10-Q/A
period 2012-06-30
CHINA SHOUGUAN MINING Corp
filed 2013-01-28
CIK 1493893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q /A-2

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this amende d report to be signed on its behalf by the undersigned, thereunto duly authorized.

China ShouGuan Mining Corporation, Registrant By: /s/ Feize Zhang _________________________________________
Feize Zhang, Chairman and Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this amended report has been signed by the following persons in the capacities indicated on January 28, 2013 .

China ShouGuan Mining Corporation , Registrant

By: /s/ Feize Zhang

Feize Zhang, Principal Executive Officer

By: /s/ K.F. Lam

K.F. Lam, Principal Financial Officer

