Form 10-Q/A
period 2012-09-30
CHINA SHOUGUAN MINING Corp
filed 2013-01-28
CIK 1493893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A-2

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of January, 2013.

China ShouGuan Mining Corporation, Registrant By: /s/ Feize Zhang ___________________________________________ Feize Zhang, Chairman and Principal Executive Officer

China ShouGuan Mining Corporation , Registrant

By: /s/ Feize Zhang

Feize Zhang, Principal Executiv

By: /s/ K.F. Lam

By: K.F. Lam, Principal Financial Officer

