Form 10-K
period 2012-12-31
CHINA SHOUGUAN MINING Corp
filed 2013-04-09
CIK 1493893

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

Tel: 914 674 4373; Fax: 914 693 2963

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

Large accelerated filer ¨ Accelerated filer ¨

Non-accelerated filer ¨ Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No x

Issuer's revenues for the year ended were $5,039,321.

As of March 31, 2013, there were 123,000,000 shares of our common stock issued and outstanding. Our common stock is not currently listed and trading on any exchange. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the $0.0001 par value price per share paid for the shares is approximately $8,118.

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

On December 28, 2010, the Company’s Form S-1 registration statement (the “Registration Statement”) was declared effective by the SEC, allowing us to sell a total of 1,000,000 shares of our common stock and raise a total of $500,000, which we intend to use to implement our business operations (the “Offering”). The Offering was expired on June 26, 2011 as stated in the Registration Statement and the Board of Directors of the Company has held a special meeting and resolved to extend the offering period for an additional 180 days. On October 30, 2011, the Company consummated the sale to 19 accredited investors of an aggregate of 1,000,000 shares of its common stock, par value $0.0001, at a per share price of $0.201, or $201,000 in the aggregate, pursuant to certain subscription agreements. These shares were subsequently issued on January 12, 2012. This offering was the initial public offering of common stock of China Shouguan Mining Corporation, no public market currently exists for the Company’s securities or the shares being offered.

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

On September 1, 2009, XinGuan entered into a Construction Project Agreement with Jinhai Mine Underground Engineering Ltd. ("Jinhai"), an unrelated third party, to carry out the underground exploration and ancillary work at the CJ Mine. Jinhai will conduct all underground exploration activities and construction work in accordance with the design and work drawings provided by XinGuan on a monthly basis and will be required to meet all regulatory and safety standards specified by XinGuan and the PRC for underground mineral exploration operations in the Shandong Province. The Agreement was effective on September 1, 2009 and was valid for one year. Through mutual consent by both parties, this Agreement was renewed on August 28, 2010 for an additional year until August 28, 2011, with the contracted prices and all other terms unchanged. No relationship exists between Jinhai, the subcontractor we rely on for all of our mining operations in the PRC, and Penglai City Gold Mining Holding Co. Limited, the legal owner and holder of the PRC State license to the Cunli Ji Mine; they are unrelated parties. On September 30, 2010, XinGuan and Jinhai mutually agreed to terminate the renewed agreement unconditionally effective from November 1, 2010. On October 1, 2010, XinGuan entered into another Construction Project Agreement with Wenzhou Mine Engineering Construction Group Co. Ltd. (“WMEC”), an unrelated third party, to carry out the underground explorations and ancillary work at the Cunli Ji Mine. WMEC will conduct all underground mineral exploration activities and construction work in accordance with the design and work drawings provided by XinGuan on a monthly basis and will be required to meet all regulatory and safety standards specified by XinGuan and the PRC for underground mineral exploration operations in the Shandong Province. The Agreement was effective on October 1, 2010 and was valid for one year.

It was further renewed for another year to September 30, 2012. On October 1, 2012, XinGuan entered into a new Construction Project Agreement with Chongqing Yitong Mine Construction Engineering Co. Ltd. for one year to replace WMEC after the termination of the contract.

On June 18, 2010, XinGuan paid an additional amount of $1,309,679 to PCGM as an additional rental deposit on the same terms as the original agreement. The additional deposit would become part of the purchase consideration upon successful closing of the acquisition or will be refunded in full if the mining operations do not meet the production levels set forth in the agreement.

The following contractual agreements were entered into with unrelated third parties with regard to the operation of the Cunli Ji Mine:

1.	Master Agreement signed on May 4, 2009 between XinGuan and Penglai City Gold Mining Holding Co. Ltd. - Sets out the general terms of the Operating Lease Agreement and the Acquisition Agreement.

2.	Operating Lease Agreement signed on May 4, 2009 between XinGuan and Penglai City Gold Mining Holdings Co. Ltd. - XinGuan agreed to pay a monthly rent for the right to lease and manage the CJ Mine for a term of 20 months.

3.	Acquisition Agreement signed on May 4, 2009 between XinGuan and Penglai City Gold Mining Holding Co. Ltd. - XinGuan has the option to purchase the CJ Mine on or before January 3, 2011 if certain production and licensing conditions are met. The Agreement was subsequently extended to January 3, 2012. On January 3, 2012 the above transaction was closed and the Cunli Ji Mine was acquired by the Company.

4.	Construction Project Agreement, renewed and new agreement signed on same terms and conditions for an additional one year period on August 28, 2010 between XinGuan and Jinhai Mine Underground Engineering Limited. On September 30, 2010, XinGuan and Jinhai mutually agreed to terminate the renewed agreement unconditionally effective from November 1, 2010. On October 1, 2010, XinGuan entered into another Construction Project Agreement with WMEC, an unrelated third party, to carry out the underground mineral explorations and ancillary work at the Cunli Ji Mine. The Agreement was effective on October 1, 2010 and was valid for one year. It was further renew for another year until September 30, 2012. On October 1, 2012, XinGuan entered into a new Construction Project Agreement with Chongqing Yitong Mine Construction Engineering Co. Ltd. for one year to replace WMEC after the termination of the contract.

5.	Gold Concentrate Processing Agreement, signed on July 1, 2009 between XinGuan and Shandong Humon Smelting Co., Ltd.

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

For the fiscal year 2012, Mining production was temporary halted in the Cunli Ji Mine Area during the first and second quarter of 2012 and production was resumed in July 2012. Total mineral exploration production of the Cunliji Mine Area was approximately4,748 tons of gold ore or a monthly average of 395.8 tons (using a 12 months average), with an average gold grade of 4.56 g/t. Gold concentrate sold in 2012 was 21.65 kg. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 13.01 tons/day (365 day average) during the fiscal year 2012.

Both the Jiyingshan Exploration Area and the Chenjiagou Exploration Area are exploratory in nature. First stage geochemical surveys have been completed.

We have engaged Shandong Zhaojin Exploration Co., Ltd. to carry out further exploration work on two major veins in the Cunliji Mining Area. However, we have no detailed plan or timetable to explore these properties at this time.

Dayuan Gold Mine (“Dayuan Mine”)

The Dayuan Gold Mine is located in Longkou city of Shandong, the PRC. Shandong is a coastal province of the Eastern PRC, which is located on the eastern edge of the North China Plain (see map below). From the economic aspect, Shandong is one of the wealthiest provinces in China, with its economic development focuses on large enterprises with well-known brand names. Shandong ranks first among the provinces in the production of precious metals such as gold and diamonds. It is also the biggest industrial producer and one of the top manufacturing provinces in China. Shandong has also benefited from South Korean and Japanese investment, due to its geographical proximity to those countries.

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

Penglai City
Yellow Sea
North
Longkou City
Yantai City
Weihai City
Cunliji
Fushan
Zhaoyuan City
Qixia City
Laishan
Wendeng City
Rongcheng City
Laiyang City
Rushan City
Laixi City
Haiyang City
Yellow Sea
Highway
120°
121°
122°

Map Of Shandong Province
Date: August 12 , 2010

Mine Location

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
Daxindian
Yantai Development district
Yantai City
Dazhaojia
Cunliji
Dayuan
Fushan
Laishan
37° 30′
Menlou
Qixia City
37° 00′
Scale
0km
5km
10km
15km
City Boundary
District Boundary
Mine location

Map Of Yantai City Date: March 1, 2011

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

Current State of Exploration :

As of the date of this report, the Dayuan Mine property is without known reserves.

The Dayuan Mine commenced exploratory operation in July 2011. Gold ore extraction of the Dayuan Mine for the twelve months ended December 2012 was approximately 21,885 tons of gold ore or a monthly average of 1,823.75 tons, with an average gold grade of 3.26 g/t. Gold concentrate sold for the twelve months ended September 30, 2012 was 71.38kg, respectively. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 59.96 tons/day during the fiscal year 2012.

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

Our Proposed Business Strategy

Currently, most privately-owned gold mines in China are poorly managed and operated and are usually mined to a depth of about 300 - 500 meters, far beyond a valid exploration analysis of about 200~300 meters. Mining and exploration activities are generally done without any systematic planning and/or analysis. This often leads to high waste of exploration / mining inputs and results in inefficient operations with low productivity. We intend to re-engineer and redevelop our mining targets through the transfer of advanced exploration and mining technologies to identify the geological features and locations of the ore bodies, as well as the formation trends of associated mineral veins. We feel that the proposed business strategies of our experienced management team will provide a better solution to mine the ore bodies in a more efficient and productive way. Our mining solutions include mining data collection and analysis, identification of ore locations and running trends of veins, design of exploration and mining plans, on-site mine construction planning, formulation and customization of mining methodologies, introduction of modern exploration and mining technologies to increase productivity, supervision of subcontracting staff and provision of technical supports in relation to production management, mine ventilation, water discharge, system upgrade, quality assurance, safety control, etc. Our currentmineral exploration subcontractor is only responsible for the actual underground exploration works like digging tunnels, underground transportation and mine extraction, and does not participate in any works related to mine planning, data analysis, site identification and operational management.

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

Messrs. Feize Zhang, our principal executive officer, K F Lam, our principal financial officer and JingFeng Lv, our chief technical officer, have extensive contacts and experience in the gold exploration and natural resource industry in China and we are dependent upon their abilities and services to develop and market our business. They are responsible for overseeing all of our day-to-day business operations in the PRC of our operating company, BSL, and its subsidiaries and VIEs, including the mining operations and negotiations for the sales of any gold concentrates extracted. We may not be able to retain these executive officers/managers for any given period of time. The loss of their services could have a material adverse effect upon our business operations, financial condition and results of operations. In addition, we must attract, recruit and retain a sizeable workforce of technically competent employees in the PRC to run our mining operations. Our ability to effectively implement our proposed business strategies and expand our operations will depend upon the successful recruitment and retention of additional highly skilled and experienced management and other key personnel in the PRC. If we cannot maintain highly experienced and skilled management teams, our business could fail and you could lose any investment you make in our shares.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not currently own any properties.

The Company’s headquarters is located in Futian District, Shenzhen, China. The address is Room 3207, New World Center, 6009 Yitian Road, Futian District, Shenzhen, China. The monthly rental for the office is $3,480 with a contract lease period from March 1, 2009 to March 1, 2011. The contract was renewed in March 2011 for a year from March 1, 2011 to March 1, 2012 and the monthly rental is $6,360. The contract was further renewed in March 2012 for two years from March 1, 2012 to Feburary 28, 2014 and the monthly rental is increased to $ 7,936.

The Company has a branch office in the City of YanTai, ShanDong, China with the address of Room 501-503, Lantian International Building, 59 Changjiang Road, Development District, Yantai, China with a contract lease period from March 1, 2013 to February 28, 2014 and annual rental of RMB 93749.4.

On May 6, 2011, the Company, through its variable interest entity, Yantai Jinguan Investment Co., Ltd. (“Yantai”), entered into a lease agreement with Longkou Dayuan Gold Mining Co. Ltd., an unrelated third party being the legal owner and holding the mining license of the Dayuan gold mine (the “Lease Property”) regarding Dayuan Gold Mine. Under the agreement, the Company agrees to pay the aggregate rental payments of approximately $20 million for a term of 10 years commencing from April 1, 2011 through April 1, 2021 to obtain the right to manage and operate the Lease Property in the repayment schedule, whereas the Company is committed to pay $12 million equal to 6 years’ rental, no later than September 30, 2011 and the remainder will be paid no later than March 1, 2017. On September 25, 2011, both parties signed a Supplemental Agreement agreed to defer the aforesaid balance of payment of $6 million to March 31, 2012. On January 21, 2013, the payment was agreed to further extend to September 30, 2013.

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

Income Statement Data:	Year ended December 31,
	2012	2011
Sales revenue
-Product	$5,039,321	$3,244,290
-Service	$-	$576,883
	$5,039,321	$3,821,173
Cost of sales
-Product	$(5,037,214)	$(4,731,501)
-Service	$-	$(144,290)
	$(5,037,214)	$(4,875,791)
Gross profits (loss)	$2,107	$(1,054,618)
Administrative expenses	$(1,167,839)	$(1,192,318)
Interest expenses	$(210,849)	$(95,149)
Interest income	$1,649	$2,929
Other income	$-	$44,931
Income tax expenses	$(322,091)	$(323,317)
Net (loss) income	$(1,697,023)	$(2,617,542)
Net (loss) income per share (Basic and diluted)	$(0.02)	$(0.03)

Balance Sheet Data:	Dec 31, 2012	Dec 31, 2011
Cash and cash equivalents	$227,928	$339,870
Total assets	$14,718,496	$15,367,117
Total liabilities	$9,256,589	$14,296,682
Total stockholders' equity	$5,461,907	$1,070,435

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

Our business model includes sourcing of early stage gold mines with good profit potential, conducting feasibility studies to identify suitable projects, leasing the suitable mining sites and facilities, and managing the mineral exploration operations on these selected sites, with the goal of acquiring the mine if the operations prove to be satisfactory, based on the review criteria set by our experienced management. In addition, we provide consulting services in areas related to mine exploration and analysis to our clients.

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

Mining rights are amortized based on actual units of production over estimated proven and/ or probable reserves of the mines, subject to impairment. We intend to carefully review the mineral exploration plans and the reserve levels of our mines periodically. Accordingly, any material change in mineral exploration s may have a negative impact on our operating results.

We currently rely on one subcontractor for all of our mineral exploration operations in the PRC - Wenzhou Mine Engineering Construction Group Co. Ltd. (“WMEC”), which means our operations are affected by their performance and whose activities are substantially outside of our control. If WMEC fails to achieve the conditions set forth in our agreement with them, e.g. monthly extraction volumes, gold concentrate processing volumes, etc., or they otherwise fail to perform their obligations to us, we may be forced to terminate their services, which would cause delays in our mineral exploration, require that we identify and engage one or more other third-party contractors to do the work WMEC was doing, all of which would adversely affect our operating results. No relationship exists between WMEC, the subcontractor we rely on for all of our mineral exploration operations in the PRC, and Penglai City Gold Mining Holding Co. Limited, the legal owner and holder of the PRC State license to the CunliJi Mine; they are unrelated parties.

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

On May 4, 2009, we, through BSL and our VIE, XinGuan, entered into a Master Agreement, an Operating Lease agreement and an Acquisition Agreement with Penglai City Gold Mining Holding Co. Ltd. The Master Agreement sets out the general terms of the Operating Lease agreement and the Acquisition Agreement. Pursuant to the Operating Lease Agreement, XinGuan agreed to pay a monthly rent of $14,641 (RMB 100,000) for the right to lease and manage the gold mine for a term of 20 months, with a rental deposit of $2,925,174 (equivalent to RMB 20 million). Pursuant to the terms of the Acquisition Agreement, XinGuan agreed to acquire the gold mine for a purchase consideration of $5,089,803 if the following conditions are satisfied upon the expiry of the operating lease agreement: 1) average daily ore production from the Cunli Ji Mine has reached 80 tons ore more for the year 2010, and 2) the mine has obtained ISO (or equivalent) certification on or before January 3, 2011. The above agreement was subsequently extended to January 3, 2012. On January 3, 2012 the above transaction was closed. The Cunliji Mine was acquired by the Company and the rental deposit became part of the purchase consideration.

On September 1, 2009, XinGuan entered into a Construction Project Agreement with Jinhai Mine Underground Engineering Ltd. ("Jinhai"), an unrelated third party, to carry out the underground mineral exploration and ancillary work at the CJ Mine. Jinhai will conduct all underground exploration activities and construction work in accordance with the design and work drawings provided by XinGuan on a monthly basis and will be required to meet all regulatory and safety standards specified by XinGuan and the PRC for underground mineral exploration operations in the Shandong Province. The Agreement was effective on September 1, 2009 and was valid for one year. Through mutual consent by both parties, this Agreement was renewed on August 28, 2010 for an additional year until August 28, 2011, with the contracted prices and all other terms unchanged. No relationship exists between Jinhai, the subcontractor we rely on for all of our mineral exploration operations in the PRC, and Penglai City Gold Mining Holding Co. Limited, the legal owner and holder of the PRC State license to the CunliJi Mine; they are unrelated parties. On September 30, 2010, XinGuan and Jinhai mutually agreed to terminate the renewed agreement unconditionally effective from November 1, 2010.

On October 1, 2010, XinGuan entered into another Construction Project Agreement with Wenzhou Mine Engineering Construction Group Co. Ltd. (“WMEC”), an unrelated third party, to carry out the underground mineral exploration and ancillary work at the CJ Mine. WMEC will conduct all underground mineral exploration activities and construction work in accordance with the design and work drawings provided by XinGuan on a monthly basis and will be required to meet all regulatory and safety standards specified by XinGuan and the PRC for underground mining operations in the Shandong Province. The Agreement was effective on October 1, 2010 and was valid for one year. It was further renewed for another year until September 30, 2012. On October 1, 2012, XinGuan entered into a new Construction Project Agreement with Chongqing Yitong Mine Construction Engineering Co. Ltd. for one year to replace WMEC after the termination of the contract.

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

On May 6, 2011, we, through our VIE, Yantai Jinguan Investment Co., Ltd. (“Jinguan”), entered into a lease agreement with Longkou Dayuan Gold Mining Co. Ltd., an unrelated third party being the legal owner and holding the mining license of the Dayuan Gold Mine (“Dayuan Mine”) regarding Dayuan Gold Mine. Under the agreement, we agreed to pay the aggregate rental payments of approximately $20 million for a term of 10 years commencing from April 1, 2011 through April 1, 2021 to obtain the right to manage and operate Dayuan Gold Mine in the repayment schedule, whereas we are committed to pay an upfront payment of $12 million equal to 6 years’ rental, no later than September 30, 2011 and the remainder will be paid no later than March 1, 2017. On September 25, 2011, both parties signed a Supplemental Agreement agreed to defer the balance of the upfront payment amounted to $6 million to March 31, 2012. On March 30, 2012, the payment was agreed to extend further to September 30, 2012 and then subsequently to September 30, 2013. Concurrently, we entered into an equipment transfer agreement (the “Transfer Agreement”) with Longkou Datong Industry and Trade Co., Ltd. for the acquisition of mining assets and auxiliary equipment currently being used in the Dayuan Gold Mine at a purchase price of approximately $2.3 million. As of December 31, 2012, the Company made the prepayment for mining rights of $6.5 million.

Cunli Ji Mine

For the fiscal year 2012, Mining production was temporary halted in the Cunli Ji Mine Area during the first and second quarter of 2012 and production was resumed in July 2012. Total mineral exploration production of the Cunliji Mine Area was approximately4,748 tons of gold ore or a monthly average of 395.8 tons (using a 12 months average), with an average gold grade of 4.56 g/t. Gold concentrate sold in 2012 was 21.65 kg. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 13.01 tons/day (365 day average) during the fiscal year 2012.

Dayuan Mine

We do not own the Dayuan Mine. We leased the mine through Jinguan. The Dayuan Mine is currently owned by Longkou Dayuan Gold Mining Co. Ltd. (“LDGM”). Based on the lease agreement signed by LDGM and Jinguan, LDGM leased the Dayuan Mine to Jinguan for a term of 10 years from April 1, 2011 to April 1, 2021 for a total rental payment of RMB130 million (approximately $20 million). Jinguan was committed to pay an upfront payment of $12 million no later than September 30, 2011 and the remainder will be paid no later than March 1, 2017. A portion of upfront payment amounted to $6 million was paid before September 30, 2011, whilst payment of the remaining portion ($6 million) was agreed to defer to September 30, 2012. On January 21, 2013, the payment was agreed to further extend to September 30, 2013. Under this agreement, we own the operating right and income right of the Dayuan Mine.

The Dayuan Mine has one exploration right and one mining right, which are granted by the Land and Resources Authority of Shandong Province and are unpatented. The concession period od the mining right is from 29 December 2010 to 29 December 2013. The mine is 0.3475 sq, km in area and is deposited in a lode or vein filled with mineral in the rock.

The Dayuan Mine commenced exploratory operation in July 2011. Gold ore extraction of the Dayuan Mine for the twelve months ended December 2012 was approximately 21,885 tons of gold ore or a monthly average of 1,823.75 tons, with an average gold grade of 3.26 g/t. Gold concentrate sold for the twelve months ended September 30, 2012 was 71.38kg, respectively. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 59.96 tons/day during the fiscal year 2012..

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

We have engaged Shandong Zhaojin Exploration Co., Ltd. to carry out further exploration work on two major veins in the Cunli Ji Mining Area. At the moment, we are formulating an exploration plan and related timetable for the Cunli Ji Mine and Dayuan mine. So far, there is no detailed plan to conduct exploration on the Cunli Ji Mine and the Dayuan Mine. The exploration programs of the two mines are currently funded by the internal fund generated from our operations and we have no further plan to fund the exploration programs of the two mines.

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

The following table set forth key components of our results of operations for the year ended December 31, 2012 compared to the year ended December 31, 2011. All numbers referenced are in U.S. Dollars:

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011:

	Year ended December 31,
	2012	2011	Increase (Decrease)	% Increase ( Decrease)
Sales revenue
-Product	$5,039,321	3,244,290	1,795,031	55%
-Service	$-	576,883	(576,883)	(100%)
Total revenue, net	$5,039,321	3,821,173
Cost of sales
-Product	$(5,037,214)	(4,731,501)	(305,713)	6%
-Service	$-	(144,290)	(144,290)	(100%)
	$(5,037,214)	(4,875,791)
Gross profits (loss)	$2,107	(1,054,618)	1,056,725	100%
Administrative expenses	$(1,167,839)	(1,192,318)	(24,479)	(2%)
Loss from operations	$(1,165,732)	(2,246,936)
Interest expenses	$(210,849)	(95,149)	115,700	122%
Interest income	$1,649	2,929	(1,280)	(44%)
Other income	-	44,931	(44,931)	(100%)
Loss before income tax	$(1,374,932)	(2,294,225)	(919,293)	(40%)
Income tax expenses	$(322,091)	(323,317)	1,226	0%

NET LOSS	$(1,697,023)	(2,617,542)	(920,519)	(35%)
Other comprehensive income:
- Foreign currency translation adjustment	$178,203	92,297	85,906	93%
COMPREHENSIVE LOSS	$(1,518,820)	(2,525,245)	(1,006,425)	(40%)
Weighted average common stock outstanding	110,041,096	100,166,667
Net loss per share (Basic and diluted)	$(0.02)	(0.03)

NM: Not meaningful

Net Revenues

We commenced gold mineral exploration activity in May 2009 and began selling of gold concentrate in July 2009. Gold concentrate is mainly sold to smelting plants in the Shandong Province, PRC. Apart from the selling of gold concentrate, we also provide mining consulting and technical services through our own experts.

Revenue for the years ended December 31, 2012 and 2011 comprised the following:

	Year ended December 31,
	2012	%	2011	%
Sales revenue
-Product	$5,039,321	100.00	$3,244,290	84.90
-Service	$-	-	$576,883	15.10
	$5,039,321	100.00	$3,821,173	100.00
Cost of sales
-Product	$(5,037,214)	100.00	$4,731,501	97.04
-Service	$-	-	$144,290	2.96
	$(5,037,214)	100.00	$4,875,791	100.00

Gross (loss) profits
-Product	$2,107	100.00	$(1,487,211)	141.02
-Service	$-	-	$432,593	(41.02)
Gross (loss) profits	$2,107	100.00	$(1,054,618)	100.00

Gross profit margin
-Product	0.04%	n/a	(45.84%)	n/a
-Service	-	n/a	74.99%	n/a

Net revenue for the year ended December 31, 2012 was $5,039,321, of which $5,039,321 was the sales of gold concentrate, which accounted for 100% of the total revenue. No revenue was derived from service provision for the year ended December 31, 2012.

Sales revenue derived from sales of gold concentrate for the year ended December 31, 2012 increased to $5,039,321, an increase of $1,795,031, or 55%, from sales revenue of $3,244,290 for the year ended December 31, 2011. The increase of revenue derived from product sales for the year ended December 31, 2012 when comparing with the corresponding period in 2011 was mainly attributable to a increase in gold concentrate sold as a result of comparatively lowered gold grade in the area mined during the year ended December 31, 2012 offset by decrease of world’s gold price. About 53%, 24% and 22% of gold concentrates were sold to three unrelated parties, Shandong Jiaojin Gold & Silver Refinery Co., Ltd., and Shandong Heng Bang Smelting Gold Co., Ltd, and WMEC respectively for the year ended December 31, 2012.

All service revenue for the year ended December 31, 2011 was from the provision of exploration consulting service on gold mine exploration to Long Kou Hou De Gold Co., Ltd. (“Houde”), an unrelated party. The decrease of revenue derived from service for the year ended December 31, 2012 when comparing with the corresponding period in 2011 was mainly attributable to the expiration of the provision of mining consulting and technical services to Longkou Shi Hou de Gold Company Limited on March 31, 2011.

Cost of Revenue

Cost of revenue for the years ended December 31, 2012 and 2011 were $5,037,214 and $4,875,791, respectively, and consisted primarily of direct materials, direct labor, extracting fees, and other operating overhead, which were primarily attributable to the sales of gold concentrates. Shipping and handling costs associated with the distribution of our products were borne by the customers. The increase in cost of revenue for the year ended December 31, 2012 when comparing with the corresponding period in 2011 was mainly attributable to cost of exploration and development expenses to develop and operate the Cunliji Mine in 2012.

Gross Profit (Loss)

We recorded a gross profit of $2,107 for the year ended December 31, 2012, a increase of $1,056,725, or 100%, from the gross loss of $1,054,618 for the year ended December 31, 2011. The increase was mainly attributable to the increase in sales volume of gold concentrate. For the year ended December 31, 2012, our gross profit margin for the sales of gold concentrate was 0.04%. Gross loss margins for the year ended December 31, 2011 were -45.84% and 74.99% for the sales of gold concentrate and provision of service income respectively. The gross profit margin of product sales was due to the significant increase in product sales revenues.

General and Administrative Expenses

General and administrative expenses comprised mainly of salaries and staff welfare expenses, legal and professional fees, entertainment expenses, traveling and hotel accommodation expenses and office expenses. General and administrative expenses for the year ended December 31, 2012, decreased by $24,479 or 2%, from $1,192,318 to $1,167,839 for the same comparable period in 2011. The decrease in general and administrative expenses was due to better cost control.

Other Income

Other income for the year ended December 31, 2012 was $0, as compared to $44,931 for the year ended December 31, 2011 which also represented a government fund granted to JinGuan.

Income Tax Expense

Income tax expense amounted to $322,091 for the year ended December 31, 2012 and $323,317 for the year ended December 31, 2011. The slightly decrease in income tax expense was primarily attributable to the decrease in income before income tax.

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

British Virgin Islands

Under the current BVI law, BSL is not subject to tax on its income or profits. In addition, dividends and capital gains from our investments in the BVI are not subject to income taxes and no withholding tax is imposed on payments of dividends to the Company. For the years ended December 31, 2012 and 2011, BSL generated an operating loss of $87,908 and $56,788, respectively.

Hong Kong

GWIL is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. For the years ended December 31, 2012 and 2011, GWIL suffered from an operating loss of $3,153 and $10,583.

The PRC

We have generated all of our income through our subsidiaries and VIEs operating in the PRC for the years ended December 31, 2012 and 2011. Effective from January 1, 2008, all entities in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%.

Net Loss

We recorded a net loss of $1,697,023 for the year ended December 31, 2012, a decrease of $920,519 from a net loss of $2,617,542 million for the year ended December 31, 2011. The decrease was mainly attributable to the increase in sales income and the substantial decrease in cost of sales for gold concentrate.

Liquidity and Capital Resources

Our primary liquidity needs are to fund operational expenses, capital expenditures and potential acquisition of gold mining properties in the Shandong province. To date, we have financed our working capital requirements and capital expenditures through internally generated cash and capital contribution from our existing shareholders.

As of December 31, 2012, our current assets were $4,078,940 and our current liabilities were $8,400,719. Cash and cash equivalents totaled $227,928 as of December 31, 2012. Stockholders’ equity at December 31, 2012 was $5,461,907.

Net cash provided by operating activities was $0.05 million for the year ended December 31, 2012 as compared to net cash used in operating activities of $1.01 million for the year ended December 31, 2011. Net cash provided by operating activities increased by $1.06 million was primarily due to the increase in accounts receivable.

Net cash used in investing activities amounted to $0.62 million for the year ended December 31, 2012 as compared to net cash used in investing activities of $10.84 million for the year ended December 31, 2011. Net cash used in investing activities decreased by $10.22 million primarily due to the payments on Dayuan mining rights of $0 million in 2012 compared with payment of $6.35 million in 2011, and the payments on Cunliji mining assets of $0 million in 2012 compared with payment of $1.24 million in 2011 and the decrease in purchases of plant and equipment of $3.12 million.

Net cash provided by financing activities amounted to $0.4 million for the year ended December 31, 2012 as compared to net cash provided by financing activities of $9.77 million for the year ended December 31, 2011. Net cash provided by financing activities decreased by $9.37 million, primarily due to the decrease in proceeds from and increase in repayments to notes and loans payable to various third parties.

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

Amount Due from a Related Party

As of December 31, 2012 and 2011, amount due from a related party represented temporary advances made to Mr. Lv Jingfeng, the director of a subsidiary, SSIC, which was unsecured, interest-free and repayable in the next twelve months.

Amount Due to a Related Party

As of December 31, 2012 and 2011, amount due to a related party represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

China Contribution Plan

Under the PRC Law, full-time employees of its subsidiaries in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $14,104 and $23,138 for the years ended December 31, 2012 and 2011, respectively.

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

For the years ended December 31, 2012 and 2011, the Company contributed $141,117 and $32,588 to statutory reserve, respectively.

Commitments and Contingencies

The Company is committed under several non-cancelable operating leases for office premises and mining rights with the terms ranging from 1 to 10 years, with fixed monthly rentals or scheduled payments. Total rent expenses (excluding amortization of prepaid mining rights) for the years ended December 31, 2012 and 2011 was $91,749 and $84,471, respectively.

As of December 31, 2012, the Company has the aggregate future minimum rental payments due under various non-cancelable operating leases in the next three years:

	Operating lease commitments
	Office premises	Mine operating rights	Total
Year ending December 31,
2013	$98,682	$2,068,252	$2,166,934
2014	15,880	4,136,505	4,152,385
2015	-	-	-
2016	-	-	-
2017	-	8,273,009	8,273,009

Total:	$114,562	$14,477,766	$14,592,328

Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2012 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s results of operations and liquidity and capital resources are based on our audited consolidated financial statements for the years ended December 31, 2012 and 2011, which have been prepared in accordance with U.S. GAAP. In connection with the preparation of consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. The assumptions, estimates and judgments included within these estimates are based on historical experience, current trends and other factors we believe to be relevant at the time the consolidated financial statements were prepared. On a regular basis, the accounting policies, assumptions, estimates and judgments are reviewed to ensure that the consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the assumptions and estimates, and such differences could be material.

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

With the above agreements, SBCL demonstrates its ability to control SSIC, JinGuan and XinGuan as the primary beneficiary and the operating results of the VIEs are included in the consolidated financial statements for the years ended December 31, 2012 and 2011.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to the following concentrations of risk:

(a) Major customers

For the years ended December 31, 2012 and for 2011, the customers who account for 10% or more of the Company’s revenues and its outstanding balance at year-end date, are presented as follows:

		Year ended December 31, 2012		December 31, 2012
Customer		Revenue	Percentage of revenue	Accounts receivable, trade

Customer D		$2,698,546	53%	$966,975
Customer E		1,208,750	24%	268,278
Customer F		1,100,374	22%	-

	Total:	$5,007,670	99%	$1,235,253
		Year ended December 31, 2011		December 31, 2011
Customer		Revenue	Percentage of revenue	Accounts receivable, trade

Customer A		$2,436,693	64%	$-
Customer B		576,883	15%	-
Customer C		444,102	12%	-

	Total:	$3,457,678	91%	$-

For the years ended December 31, 2012 and 2011, 100% of the Company’s sales were derived from customers located in the PRC.

(b) Major vendors

For the years ended December 31, 2012 and for 2011, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at year-end date are presented as follows:

		Year ended December 31, 2012		December 31, 2012
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$1,628,800	54%	$505,110
Vendor B		468,849	16%	7,925
Vendor C		408,384	14%	$-

	Total:	$2,506,033	84%	$513,035

		Year ended December 31, 2011		December 31, 2011
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$350,287	32%	$61,452
Vendor B		349,485	32%	17,695

	Total:	$699,772	64%	$79,147

For the years ended December 31, 2012 and 2011, 100% of the Company’s purchases were derived from vendors located in the PRC.

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

Industry risks

Our mineral exploration activities are subject to extensive national and local governmental regulations in China, which regulations may be revised or expanded at any time. Generally, compliance with these regulations requires the Company to obtain permits issued by government regulatory agencies. Certain permits require periodic renewal or review of their conditions. We cannot predict whether it will be able to obtain or renew such permits or whether material changes in permit conditions will be imposed. The inability to obtain or renew permits or the imposition of additional conditions could have a material adverse effect on the Company's ability to develop and operate its mines.

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

Under the relevant PRC laws and regulations, hedging activities presently are not permitted in gold tracing in the PRC market. We have not been involved in hedging transactions or any alternative measures to manage the potential price risk.

Item 8. Financial Statements

The financial statements for the year ended December 31, 2012 and 2011 are included here in their entirety and can be found at the end of this annual report immediately following the Signatures on page 53.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures for the year ended December 31, 2012, or since inception.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mr. K F Lam- Principal Financial Officer

Mr. Lam became the Principal Financial Officer of the Company since June 20, 2012. Mr. Lam joined Deloitte Touche Tohmatsu in Hong Kong in 1994. From 1999 to 2008, Mr. Lam was the financial controller of Hycomm Wireless Limited, a company listed on the main board of the Stock Exchange of Hong Kong. From 2008 to 2009, Mr. Lam was the Acting Chief Financial Officer of China Health Care Corporation, a company quoted on the US OTCBB. Since December 2009, Mr. Lam has been acting as the Chief Accountant of the GIN group of companies which principally engages in telecommunication businesses in Hong Kong. Mr. Lam graduated from Hong Kong Shue Yan College (now known as Hong Kong Shue Yan University) majoring in Accounting. He is a Certified Public Accountant of the Hong Kong Institute of Certified Public Accountants and a fellow member of The Association of Chartered Certified Accountants. Mr. Lam devotes 50% of his time to the business of our Company.

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

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Feize Zhang CEO and Chairman (1) Ming Cheung CFO (2) K F Lam CFO (3) Jingfeng Lv CTO (4)	2011 2012 2011 2012 2011 2012 2011 2012	$9,068 $9,127 $ 7,722 $ 1,934 $9,634 - - $9,895 $-	- - - - -	- - - - -	- - - - -	- - - - -	- - - - -	- - - - -	- - - - -

(1) Mr. Zhang's salary is RMB4,800 per month resulting in $9,127 and $9,068 for 2012 and 2011, respectively.

(2) Mr. Cheung's salary is HKD5,000 per month ($644.68US) resulting in $1,934 and $7,722 for 2012 and 2011, respectively.

(3) Mr. Lv's salary is RMB 5,237 per month in 2011 and RMB 0 per month in 2012, resulting in $0 for 2012 and $9,895 in 2011 respectively.

(4) No salary was paid to Mr. K F Lam in 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Feize Zhang	-	-	-	-	-	-	-	-	-
K F Lam	-	-	-	-	-	-	-	-	-
Jingfeng Lv	-	-	-	-	-	-	-	-	-

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Feize Zhang	-	-	-	-	-	-	-

Ming Cheung	-	-	-	-	-	-	-

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

		Percentage of
Name and Address of Beneficial Owner	Number of Shares	Ownership

Feize Zhang Room 3207, New World Center, 6009 Yitian Road, Futian District, Shenzhen, PR China	27,510,000	2.01%

Jingfeng Lv Room 501-505, Lantian International Building, 59 Changjiang Road, Development District, Yantai, PR China	6,000,000	4.8%

Glory Knight International Limited (1) 4C, BLK 32, Parc Versailles, Tai Po, New Territories, Hong Kong	8,752,000	7%

All Officers and Directors as a Group	33,510,000	26.81%

(1)	Glory Knight International Limited is a limited partnership formed in the British Virgin Islands and is an unrelated third party, which purchased its shares in a private placement of our securities. Glory Knight is wholly owned by Mr. Poon-ho Chik, 4C, Blk 32, Parc Versailles, Tai Po, New Territories, Hong Kong. The shares were issued in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933. These securities were issued to unrelated parties of the registrant and bear a restrictive legend.

Future Sales by Existing Stockholders

A total of 25,000,000 shares have been issued to the existing stockholders, and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition. Any sale of shares held by the existing stockholders (after applicable restrictions expire) and/or the sale of shares purchased in our initial public offering (which would be immediately resalable after the offering), may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance.

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

Amount Due from a Related Party

As of December 31, 2012 and 2011, amount due from a related party represented temporary advances made to Mr. Lv Jingfeng, the director of a subsidiary, SSIC, which was unsecured, interest-free and repayable in the next twelve months.

Amount Due to a Related Party

As of December 31, 2012 and 2011, amount due to a related party were $197,287 and $212,365 respectively. These represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

For the fiscal year ended December 31, 2012, HKCMCPA Company Limited billed $75,000 for the audit of our annual financial statements, the review of our Form 10-Q and 10-K filings and for the review of our registration statements.

For the fiscal year ended December 31, 2011, HKCMCPA Company limited billed $75,000 for the audit of our annual financial statements, the review of our Form 10-Q filings and for the review of our registration statements.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2012 and 2011.

Tax Fees

For the fiscal years ended December 31, 2012 and 2011, HKCMCPA Company Limited billed no fees for tax compliance, tax advice and/or tax planning services.

All Other Fees

There were no fees billed by HKCMCPA Company Limited, other than for the services described above, for fiscal years 2012 and 2011.

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

The following exhibits marked with one asterisk have been omitted from this filing, are incorporated herein by this reference and can be found in their entirety in our original Form S-1 registration statement filed on July 2, 2010. The following exhibits marked with two asterisks have been omitted in this filing, are incorporated herein by this reference and can be found in their entirety in our Form S-1/A-1 filed on September 22, 2010. The following exhibits marked with three asterisks have been omitted in this filing, are incorporated herein by this reference and can be found in their entirety in our Form S-1/A-2 filed on October 26, 2010. All documents listed can be found on the SEC website at www.sec.gov under our CIK Number 0001493893.

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

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated on April 9, 2013.

China ShouGuan Mining Corporation , Registrant

By: /s/ Feize Zhang

Feize Zhang, Chairman and Principal Executive Officer

By: /s/ K F Lam

K F Lam, Principal Financial Officer, Secretary and Director

CHINA SHOUGUAN MINING CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

China ShouGuan Mining Corporation

We have audited the accompanying consolidated balance sheets of China ShouGuan Mining Corporation and its subsidiaries (“the Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders’ equity for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses this year, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HKCMCPA Company Limited

Certified Public Accountants

Hong Kong, China

April 9, 2013

CHINA SHOUGUAN MINING CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$227,928	$339,870
Accounts receivable	1,235,253	227,427
Amount due from a related party	-	3,334
Deposits and prepayments	515,687	297,262
Prepaid mining rights, current	2,100,072	2,046,503
Total current assets	4,078,940	2,914,396

Non-current assets:
Mining rights	5,727,468	5,667,239
Prepaid mining rights, non-current	1,116,326	3,214,059
Property, plant and equipment	3,185,337	3,364,768
Construction in progress	610,425	206,655
TOTAL ASSETS	$14,718,496	$15,367,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$805,532	$783,610
Amount due to a related party	197,287	212,365
Income tax payable	248,235	-
Notes payable, unsecured	-	4,023,618
Loans payable, unsecured	6,730,747	5,159,337
Note payable, related party	63,639	-
Accrued liabilities and other payable	355,279	245,139
Total current liabilities	8,400,719	10,424,069

Long-term liabilities:
Note payable, related party	525,018	-
Loans payable, unsecured	330,852	3,872,613

Total long-term liabilities	855,870	3,872,613

Total liabilities	9,256,589	14,296,682

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized; 123,000,000 and 101,000,000 shares issued and outstanding, respectively	12,300	10,100
Additional paid-in capital	12,698,797	1,677,379
Subscription receivables	(5,113,326)	-
Statutory reserve	481,163	340,046
Accumulated other comprehensive income	372,017	193,814
Accumulated deficit	(2,989,044)	(1,150,904)

Total stockholders’ equity	5,461,907	1,070,435

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,718,496	$15,367,117

See accompanying notes to consolidated financial statements.

 CHINA SHOUGUAN MINING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2012	2011
Revenues, net
Product sales	$5,039,321	$3,244,290
Service income	-	576,883
Total revenues, net	5,039,321	3,821,173

Cost of revenue
Mining operating cost	(1,901,039)	(2,372,771)
Exploration and development expenses	(683,789)	(1,171,193)
Mining related depreciation and amortization	(2,452,386)	(1,331,827)
Total cost of revenue	(5,037,214)	(4,875,791)

Mining operating margin	2,107	(1,054,618)

Operating expenses:
General and administrative	(1,167,839)	(1,192,318)
Total operating expenses	(1,167,839)	(1,192,318)

Loss from operations	(1,165,732)	(2,246,936)

Other income :
Interest income	1,649	2,929
Other income	-	44,931
Interest expense	(210,849)	(95,149)

Loss before income taxes	(1,374,932)	(2,294,225)

Income tax expense	(322,091)	(323,317)

NET LOSS	$(1,697,023)	$(2,617,542)

Other comprehensive income:
- Foreign currency translation gain	178,203	92,297

COMPREHENSIVE LOSS	$(1,518,820)	$(2,525,245)

Net loss per share – Basic and diluted	$(0.02)	$(0.03)

Weighted average common shares outstanding	110,041,096	100,166,667

See accompanying notes to consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,697,023)	$(2,617,542)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	431,710	210,518
Amortization of prepaid mining rights	2,091,652	1,174,909
Changes in operating assets and liabilities:
Accounts receivable	(1,001,379)	157,743
Deposits and prepayments	(144,655)	(205,552)
Accounts payable	13,540	506,911
Income tax	247,240	(328,700)
Accrued liabilities and other payable	107,582	96,466

Net cash provided by (used in) operating activities	48,667	(1,005,247)

Cash flows from investing activities:
Payments on mining interest property	-	(1,239,465)
Payments on leased mining rights	-	(6,352,256)
Purchase of plant and equipment	(44,137)	(3,168,902)
Payments on construction in progress	(573,082)	(74,872)

Net cash used in investing activities	(617,219)	(10,835,495)

Cash flows from financing activities:
Proceeds from sale of common stock, net of expense	1,886,674	200,771
Proceeds from notes and loans payable	1,396,507	9,519,661
Repayment to loans payable	(3,454,564)	-
Issuance of note to a related party	586,297	-
Repayment (to) from a related party	(13,794)	47,814

Net cash provided by financing activities	401,120	9,768,246

Effect of exchange rate changes on cash and cash equivalents	55,490	(13,128)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(111,942)	(2,085,624)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	339,870	2,425,494

CASH AND CASH EQUIVALENTS, END OF YEAR	$227,928	$339,870

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$74,851	$651,736
Cash paid for interest	$128,167	$-

NON-CASH TRANSACTIONS:
Settlement of notes payable in lieu of common stock	$4,023,618	$-

 See accompanying notes to consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in capital	Subscription receivable	Statutory reserve	Accumulated other comprehensive (loss) income	Retained earnings (accumulated deficit)	Total stockholders’ equity
	No. of shares	Amount

Balance as of January 1, 2011	100,000,000	$10,000	$1,476,708	$-	$307,458	$101,517	$1,499,226	$3,394,909

Shares issued for sale of common stock, net of expense	1,000,000	100	200,671	-	-	-	-	200,771
Appropriation to statutory reserve	-	-	-	-	32,588	-	(32,588)	-
Foreign currency translation adjustment	-	-	-	-	-	92,297	-	92,297
Net loss for the year	-	-	-	-	-	-	(2,617,542)	(2,617,542)
Balance as of December 31, 2011	101,000,000	$10,100	$1,677,379	$-	$340,046	$193,814	$(1,150,904)	$1,070,435

Shares issued for sale of common stock, net of expense	14,000,000	1,400	6,998,600	$(5,113,326)	-	-	-	1,886,674
Shares issued for settlement of notes payable	8,000,000	800	4,022,818	-	-	-	-	4,023,618
Appropriation to statutory reserve	-	-	-	-	141,117	-	(141,117)	-
Foreign currency translation adjustment	-	-	-	-	-	178,203	-	178,203
Net loss for the year	-	-	-	-	-	-	(1,697,023)	(1,697,023)

Balance as of December 31, 2012	123,000,000	$12,300	$12,698,797	$(5,113,326)	$481,163	$372,017	$(2,989,044)	$5,461,907

See accompanying notes to consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND BACKGROUND

China ShouGuan Mining Corporation (“CHSO” or “the Company”) was incorporated in the State of Nevada on May 4, 2010.

The Company, through its subsidiaries and variable interest entities, is principally engaged in the project management of gold mining operations in China. In May 2009, the Company commenced its first project, the Cunli Ji Gold Mine which is located in Shandong Province, the People Republic of China (“PRC”). Following May 2011, the Company commenced its second project, the Dayuan Gold Mine which is located in Shandong Province, the PRC.

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

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the year ended December 31, 2012, the Company suffered from substantial losses with the accumulated deficit of $2,989,044 as of that date. The continuation of the Company is dependent upon the continuing financial support of shareholders and achieving the exploration for recognized mineral deposits and generating significant revenue from the commercial production. The actions involve certain development and exploratory strategies in these mines. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Exploration stage company

Despite the fact that the Company commenced its production in 2009, it is still considered an exploration stage company under the criteria set forth by the Securities and Exchange Commission (“SEC”) since it has not yet demonstrated the existence of proven or probable reserves, defined by SEC Industry Guide 7 at Cunliji and Dayuan Gold Mines. As a result, and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for exploration stage companies, all expenditures for exploration and evaluation of the Company’s properties are expensed as incurred until mineralized material is classified as proven or probable reserves. Accordingly, substantially all expenditures for mine development and mill construction have been expensed as incurred. Certain expenditures, such as for rolling stock or other general-purpose equipment, may be capitalized, subject to evaluation for possible impairment of the asset. As of December 31, 2012, none of the mineralized material at Cunliji and Dayuan Gold Mines met the SEC’s definition of proven or probable reserves. The Company expects to remain an exploration stage company for the foreseeable future, even though it has reached commercial production. The Company will not exit the exploration stage unless and until it demonstrates the existence of proven or probable reserves that meet SEC guidelines.

●	Proven or probable reserves

The definition of proven or probable reserves is set forth in SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. In addition, reserves cannot be considered proven or probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination. As of December 31, 2012, none of the Company’s mineralized resources met the definition of proven or probable reserves.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

●	Reclassifications

Certain amounts presented in prior periods have been reclassified to conform with the current period presentation. The reclassifications had no effect on the Company’s net loss.

●	Basis of consolidation

The consolidated financial statements include the accounts of CHSO, its subsidiaries and VIEs. All inter-company balances and transactions between the Company and its subsidiaries and VIEs have been eliminated upon consolidation.

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

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

With the above agreements, SBCL demonstrates its ability to control SSIC, JinGuan and XinGuan as the primary beneficiaries and the operating results of the VIEs was included in the consolidated financial statements for the years ended December 31, 2012 and 2011.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. For the years ended December 31, 2012 and 2011, no allowance for doubtful accounts was provided.

●	Mining rights, exploration and development costs

Costs of mining rights are capitalized upon acquisition.

Subsequent exploration and development costs are expensed as incurred until such time as a feasibility study has been completed which establishes, in compliance with SEC Industry Guide 7, that proven and probable reserves exist on the property. After proven and probable reserves have been established, subsequent exploration and development costs are capitalized until such time as a property is placed in-service. Following a property's in-service date, accumulated capitalized acquisition, exploration and development costs are reclassified as Mining Property assets and are subject to amortization on a units-of-production basis when its production begins.

●	Prepaid mining rights

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

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Expected useful lives	Residual value
Plant and machinery	5-10 years	5%
Motor vehicles	5 years	5%
Office equipment	3-5 years	5%

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

●	Construction in progress

Construction in progress is stated at cost, which includes the costs of self-constructed assets, including mine-site development facilities during the construction phase. Indirect overhead costs are not included in the cost of self-constructed assets. Construction in progress is not depreciated until such time as the assets are completed and put into operational use. No capitalized interest is incurred during the period of construction.

●	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets held and used by the Company are annually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset. Future cash flows are based on estimated quantities of gold and other recoverable metals, expected price of gold and other commodity (considering current and historical prices, price trends and related factors), production levels and cash costs of production, capital and reclamation costs, all based on detailed engineering life-of-mine plans. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

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

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred no advertising expense for the years ended December 31, 2012 and 2011, respectively.

●	Resource compensation fees

In accordance with the relevant regulations under the Chinese Law, a company that is engaged in exploiting mineral resources is required to pay a resource tax and resources compensation levy to the local government as the compensation for the depletion of mineral resources. Pursuant to “Provisional Regulations on Resources Tax of the PRC” and “Administrative Rules on the Levy of Mineral Resources Compensation”, the amounts of the resource tax and resources compensation levy are computed on the basis of the sales revenue of mineral products. The Company paid resource compensation fees of $72,182 and $128,734 for the years ended December 31, 2012 and 2011, respectively and recorded as general and administrative expense when incurred.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

For the years ended December 31, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2012 and 2011, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority. For the year ended December 31, 2012, the Company filed and cleared 2011 tax return with its local tax authority.

●	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective year:

	2012	2011
Year-end RMB:US$1 exchange rate	6.2855	6.3523
Annual average RMB:US$1 exchange rate	6.3108	6.4544

●	Retirement plan costs

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended December 31, 2012 and 2011, the Company operates in two reportable operating segments in the PRC.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. The Company adopted this ASU by presenting the comparative components of comprehensive income within our consolidated financial statements of operation and comprehensive income.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment”(“ASU 2011-08”). This ASU is intended to simplify how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of these changes had no impact on the Company’s consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

On July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment”. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). This standard requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

4. DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following:

	As of December 31,
	2012	2011

Advances to employees	$18,764	$69,835
Prepaid operating expenses	442,661	157,313
Prepaid government levy	1,114	34,869
Deposits	46,298	12,761
Other receivables	6,850	22,484
	$515,687	$297,262

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

5. COMPLETION OF CUNLIJI MINE

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

In July 2012, the acquisition transaction was completed. The rental deposit became the consideration of purchase price and capitalized as mining rights, which the Company has legal rights to explore, extract and operate the mineral deposits accordingly.

6. DAYUAN GOLD MINING PROJECT

On May 6, 2011, the Company, through its variable interest entity, Yantai Jinguan Investment Co., Ltd. (“Yantai”), entered into a lease agreement with Longkou Dayuan Gold Mining Co. Ltd., an unrelated third party being the legal owner and holding the mining license of the Dayuan gold mine (the “Lease Property”) regarding Dayuan Gold Mine. Under the agreement, the Company agrees to pay the aggregate rental payments of approximately $20 million for a term of 10 years commencing from April 1, 2011 through April 1, 2021 to obtain the right to manage and operate the Lease Property in the repayment schedule, whereas the Company is committed to pay $12 million equal to 6 years’ rental, no later than September 30, 2011 and the remainder will be paid no later than March 1, 2017. On September 25, 2011, both parties signed a Supplemental Agreement agreed to defer the aforesaid balance of payment of $6 million to March 31, 2012. On January 21, 2013, the payment was agreed to further extend to September 30, 2013.

Concurrently, the Company entered into an equipment transfer agreement (the “Transfer Agreement”) with Longkou Datong Industry and Trade Co., Ltd. for the acquisition of mining assets and auxiliary equipment currently being used in the Dayuan gold mine at a purchase price of approximately $2.3 million. As of December 31, 2012, the Company made the prepayment for mining rights of $6.5 million.

	As of December 31,
	2012	2011

Prepaid mining rights – Dayuan Gold Mine	$6,522,948	$6,454,355
Less: accumulated amortization	(3,266,561)	(1,174,909)
Less: foreign translation adjustment	(39,989)	(18,884)
Net book value	$3,216,398	$5,260,562

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The lease expense on prepaid operating lease for the years ended December 31, 2012 and 2011 was $2,091,652 and $1,174,909, respectively. As of December 31, 2012, the estimated annual amortization of the prepaid operating lease for the next five years and thereafter is as follows:

Years ending December 31:
2013	$2,100,072
2014	893,591
2015	31,819
2016	31,819
2017	31,819
Thereafter	127,278

Total:	$3,216,398

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	As of December 31,
	2012	2011

Plant and machinery	$3,411,703	$3,208,005
Motor vehicles	229,229	223,360
Office equipment	136,894	129,077
Foreign translation adjustment	118,972	79,416
	3,896,798	3,639,858
Less: accumulated depreciation	(699,475)	(267,765)
Less: foreign translation adjustment	(11,986)	(7,325)
Property, plant and equipment, net	$3,185,337	$3,364,768

Depreciation expense for the years ended December 31, 2012 and 2011 were $431,710 and $210,518, of which $360,734 and $164,261 were included in cost of revenue, respectively.

8. AMOUNT DUE TO A RELATED PARTY

As of December 31, 2012 and 2011, amount due to a related party represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

9. LOANS PAYABLE, UNSECURED

As of December 31, 2012, the Company also held the following short-term and long-term loans payable to third parties:

	As of December 31,
	2012	2011
Loans payable to certain individuals and financial institution in the PRC, unsecured:

Equivalent to RMB4,500,000 (2011: RMB9,250,000) with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2013	$715,933	$708,405

Equivalent to RMB9,400,000 (2011: RMB 9,250,000) with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2013	1,495,505	1,479,779

Equivalent to RMB8,000,000 (2011: RMB8,000,000) with interest rate at 5.18% per annum, payable at its maturity, due June 14, 2013	1,272,771	1,259,386

Equivalent to RMB2,700,000 (2011: RMB2,700,000) with interest rate at 5.18% per annum, payable at its maturity, due March 29, 2013	429,560	425,043

Equivalent to RMB11,662,600 (2011: RMB32,773,658) with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due November 27, 2013	1,855,477	5,159,337

Equivalent to RMB5,500,000 with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due January 19, 2013	875,030	-

Equivalent to RMB 2,877,157 (2011: RMB0) with effective interest rate at 8.97% per annum, payable with monthly principal and interest payments, due February 28, 2017	417,323	-

Total current and long-term liabilities	7,061,599	9,031,950
Less: long-term portion	(330,852)	(3,872,613)

Total current liabilities	$6,730,747	$5,159,337

As of December 31, 2012, the minimum future payments of the aggregate long-term loans payable in the next five years are as follow:

Years ending December 31:
2013	$86,471
2014	94,554
2015	103,393
2016	113,059
2017	19,846

Total:	$417,323

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. LOANS PAYABLE, RELATED PARTIES

As of December 31, 2012, the loan amounted to $588,657 with Mr. Zhang, the director of the Company, due April 2, 2014, which was unsecured, carried annual interest at Bank of China Benchmark Lending Rate and payable in a monthly installment.

Amount due to Mr. Zhang	$588,657
Less: current portion	(63,639)
Long-term portion	$525,018

As of December 31, 2012, the minimum future payments of the aggregate loan due to a related party in the next two years are as follows:

Years ending December 31:
2013	$63,639
2014	525,018

Total:	$588,657

11. ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued liabilities and other payable consist of the following:

	As of December 31,
	2012	2011

Salaries and welfare payable	$58,850	$50,516
Accrued operating expenses	55,247	55,113
Other payables	241,182	139,510
	$355,279	$245,139

12. STOCKHOLDERS’ EQUITY

On August 3, 2012, the Company entered into definitive agreements with certain investors relating to the private placement of a total of 22,000,000 common stocks at a subscription price of $0.5 per share, for an aggregate gross cash purchase price of $11,000,000 under Regulation S.

Upon the closing of the private placement, the Company settled the notes of $4,023,618 by converting into an aggregate of 8,000,000 shares of common stock of the Company, at a price of $0.5 per share, to the notes holders.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Concurrently, the Company consummated the sale to one accredited investor of the Company, of an aggregate of 4,000,000 shares of its common stock with par value of $0.001, at the market price of $0.5 per share, or $2,000,000 in the aggregate.

As of December 31, 2012, approximately $5 million of outstanding proceeds from the private placement are recorded as subscription receivable in the Company’s balance sheet. The Company expects to receive the proceeds of $5 million in the next twelve months.

As of December 31, 2012, the Company had a total of 123,000,000 shares of its common stock issued and outstanding.

13. INCOME TAXES

For the years ended December 31, 2012 and 2011, the local (United States) and foreign components of loss from operations before income taxes were comprised of the following:

	Years ended December 31,
	2012	2011
Tax jurisdictions from:
- Local	$(49,393)	$-
- Foreign, representing
British Virgin Island	(87,908)	(56,788)
Hong Kong	(3,153)	(10,583)
The PRC	(1,234,478)	(2,226,854)
Loss before income taxes	$(1,374,932)	$(2,294,225)

The provision for income taxes consisted of the following:

	Years ended December 31,
	2012	2011
Current:
- Local	$-	$-
- Foreign, The PRC	322,091	323,317

Deferred:
- Local	-	-
- Foreign	-	-
Income tax expense	$322,091	$323,317

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2012, the Company incurred $49,393 of aggregate net operating loss carryforward available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $17,288 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Island

Under the current BVI law, BSL is not subject to tax on its income or profits.

Hong Kong

GWIL is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income.

The PRC

The Company generated its income from its subsidiaries and VIEs operating in the PRC for the years ended December 31, 2012 and 2011. All entities in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. A reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2012 and 2011 is as follows:

	Years ended December 31,
	2012	2011

Loss before income taxes	$(1,234,478)	$(2,226,854)
Statutory income tax rate	25%	25%
Income tax expense at the statutory rate	(308,620)	(556,714)
Net operating loss not recognized as deferred tax asset	335,892	456,188
Non-deductible items	443,928	420,586
Tax adjustments	(148,299)	3,257
Income tax expense	$322,901	$323,317

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2012 and 2011:

	As of December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards from the PRC	$396,727	$256,411
Less: valuation allowance	(396,727)	(256,411)
Deferred tax assets	$-	$-

As of December 31, 2012, the Company incurred $1,586,908 of aggregate net operating loss carryforward available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $396,727 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended December 31, 2012, the valuation allowance was increased by $140,316, primarily relating to net operating loss carryforward in the foreign tax regime.

14. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2012 and 2011:

	Years ended December 31,
	2012	2011

Net loss attributable to common stockholders	$(1,697,023)	$(2,617,542)

Weighted average common shares outstanding	110,041,096	100,166,667

Basic net loss per share	$(0.02)	$(0.03)
Diluted net loss income per share	$(0.02)	$(0.03)

15. CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of its subsidiaries in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $37,342 and $23,138 for the years ended December 31, 2012 and 2011, respectively.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

For the years ended December 31, 2012 and 2011, the Company contributed $141,117 and $32,588 to statutory reserve, respectively.

17. SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments, as defined by ASC Topic 280:

Mining management business – project management of gold mining operations;

Mining technical service business – provision of mining consulting and technical services, ceased

The Company operates these business segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the years presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company has no inter-segment sales for the years ended December 31, 2012 and 2011. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the years ended December 31, 2012 and 2011:

	Year ended December 31, 2012
	Mining management business	Mining technical service business	Total
Operating revenues, net:
- Products	$5,039,321	$-	$5,039,321
- Service	-	-	-
Total operating revenues	5,039,321	-	5,039,321
Cost of revenues	(5,037,214)	-	(5,037,214)
		-
Gross profit	2,107	-	2,107
Depreciation and amortization	2,523,362	-	2,523,362
Total assets	14,718,496	-	14,718,496
Expenditure for long-lived assets	$617,219	$-	$617,219

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended December 31, 2011
	Mining management business	Mining technical service business	Total
Operating revenues, net:
- Products	$3,244,290	$-	$3,244,290
- Service	-	576,883	576,883
Total operating revenues	3,244,290	576,883	3,821,173
Cost of revenues	(4,731,501)	(144,290)	(4,875,791)

Gross (loss) profit	(1,487,211)	432,593	(1,054,618)
Depreciation and amortization	1,359,539	25,888	,1,385,427
Total assets	15,367,116	-	15,367,116
Expenditure for long-lived assets	$10,835,495	$-	$10,835,495

All of the long-lived assets are located in the PRC.

18. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the years ended December 31, 2012 and 2011, the customers who account for 10% or more of the Company’s revenues and its outstanding balance at year-end date, are presented as follows:

		Year ended December 31, 2012		December 31, 2012
Customer		Revenue	Percentage of revenue	Accounts receivable, trade

Customer D		$2,698,546	53%	$966,975
Customer E		1,208,750	24%	268,278
Customer F		1,100,374	22%	-

	Total:	$5,007,670	99%	$1,235,253

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

		Year ended December 31, 2011		December 31, 2011
Customer		Revenue	Percentage of revenue	Accounts receivable, trade

Customer A		$2,436,693	64%	$-
Customer B		576,883	15%	-
Customer C		444,102	12%	-

	Total:	$3,457,678	91%	$-

(b) Major vendors

For the years ended December 31, 2012 and for 2011, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at year-end date, are presented as follows:

		Year ended December 31, 2012		December 31, 2012
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$1,628,800	54%	$505,110
Vendor B		468,849	16%	7,925
Vendor C		408,384	14%	-

	Total:	$2,506,033	84%	$513,035

		Year ended December 31, 2011		December 31, 2011
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$350,287	32%	$61,452
Vendor B		349,485	32%	17,695

	Total:	$699,772	64%	$79,147

For the years ended December 31, 2012 and 2011, 100% of the Company’s purchases were derived from vendors located in the PRC.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

19. COMMITMENTS AND CONTINGENCIES

The Company is committed under several non-cancelable operating leases for office premises and mining rights with the terms ranging from 1 to 10 years, with fixed monthly rentals or scheduled payments. Total rent expenses (excluding amortization of prepaid mining rights) for the years ended December 31, 2012 and 2011 was $91,749 and $84,471, respectively.

As of December 31, 2012, the Company has the aggregate future minimum rental payments due under various non-cancelable operating leases in the next five years:

	Operating lease commitments
	Office premises	Mine operating rights	Total
Year ending December 31,
2013	$98,682	$2,068,252	$2,166,934
2014	15,880	4,136,505	4,152,385
2015	-	-	-
2016	-	-	-
2017	-	8,273,009	8,273,009

Total:	$114,562	$14,477,766	$14,592,328

20. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2012 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

