Form 10-Q
period 2013-03-31
CHINA SHOUGUAN MINING Corp
filed 2013-05-20
CIK 1493893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER THE SECURITIES ACT OF 1933

For the three months ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes x No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Issuer's revenues for the three months ended March 31, 2013 were $1,088,598.

As of March 31, 2013, there were 125,000,000 shares of our common stock issued and outstanding. Our common stock is not currently listed and trading on any exchange. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the $0.0001 par value price per share paid for the shares is approximately $8,118.

DOCUMENTS INCORPORATED BY REFERENCE

Some exhibits required to be filed hereunder, are incorporated herein by reference to our original Form S-1 Registration Statement, filed under CIK No 0001493893 on July 1, 2010, and in amendments filed thereafter, on the SEC website at www.sec.gov.

1

 INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

Revenues are derived from the sales of gold concentrates, the principal raw material used in gold smelting operation to produce gold. All mining operations are outsourced to Chongqing Yitong Mine Construction Engineering Co., Ltd. an independent third-party subcontractor, and we only take possession of the gold concentrates when they are sold to smelters. At that time, the selling prices are determined from two factors, the amount of gold in the gold concentrates and the price of gold on the date of sale. The amount of gold in the gold concentrates is determined and agreed upon between the Company and the smelters and then the selling price is determined according to the official gold price at the time of sale as indicated by the Shanghai Gold Exchange (http://www.sge.sh), an entity governed by the PRC Government). On the consulting side, revenues are derived on a project-by-project basis and payment is collected as we complete our service as outlined in the scope of each individual project.

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

On September 1, 2009, XinGuan entered into a Construction Project Agreement with Jinhai Mine Underground Engineering Ltd. ("Jinhai"), an unrelated third party, to carry out the underground exploration and ancillary work at the CJ Mine. Jinhai will conduct all underground exploration activities and construction work in accordance with the design and work drawings provided by XinGuan on a monthly basis and will be required to meet all regulatory and safety standards specified by XinGuan and the PRC for underground mineral exploration operations in the Shandong Province. The Agreement was effective on September 1, 2009 and was valid for one year. Through mutual consent by both parties, this Agreement was renewed on August 28, 2010 for an additional year until August 28, 2011, with the contracted prices and all other terms unchanged. No relationship exists between Jinhai, the subcontractor we rely on for all of our mining operations in the PRC, and Penglai City Gold Mining Holding Co. Limited, the legal owner and holder of the PRC State license to the Cunli Ji Mine; they are unrelated parties. On September 30, 2010, XinGuan and Jinhai mutually agreed to terminate the renewed agreement unconditionally effective from November 1, 2010. On October 1, 2010, XinGuan entered into another Construction Project Agreement with Wenzhou Mine Engineering Construction Group Co. Ltd. (“WMEC”), an unrelated third party, to carry out the underground explorations and ancillary work at the Cunli Ji Mine. WMEC conducted all underground mineral exploration activities and construction work in accordance with the design and work drawings provided by XinGuan on a monthly basis and will be required to meet all regulatory and safety standards specified by XinGuan and the PRC for underground mineral exploration operations in the Shandong Province. The Agreement was effective on October 1, 2010 and was valid for one year. It was further renewed for another year to September 30, 2012. On October 1, 2012, XinGuan entered into a new Construction Project Agreement with Chongqing Yitong Mine Construction Engineering Co. Ltd. for one year to replace WMEC after the termination of the contract.

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

Mineral exploration was temporary halted in the Cunli Ji Mine Area due to the Chinese New Year holiday in February 2013 and ore exploration was resumed in March 2013. Hence gold concentrate was produced in January 2013 only. For the three months ended March 31, 2013, total gold ore exploration of the Cunli Ji Mine Area was approximately 1,325 tons or a monthly average of 441 tons (using a 3-month average), with an average gold grade of 5.20 g/t. Gold concentrate sold for the period was 5.50 kg. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 14.72 tons/day (3-month average) during the period.

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

Current State of Exploration:

As of the date of this report, The Dayuan Mine property is without known reserves.

The Dayuan Mine commenced exploratory operation in July 2011. Mineral exploration was temporary halted in the Dayuan Mine during the Chinese New Year holiday in February 2013 and hence no gold concentrate was produced in the following month, i.e. March 2013. For the three months ended March 31, 2013, total gold ore production of the Dayuan Mine was approximately 4,906 tons or a monthly average of 1,635 tons (using a 3-month average), with an average gold grade of 3.37 g/t. Gold concentrate sold for the period was 14.89 kg. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 54.52 tons/day (3-month average) during the period.

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

Our Proposed Business Strategy

Currently, most privately-owned gold mines in China are poorly managed and operated and are usually mined to a depth of about 300 - 500 meters, far beyond a valid exploration analysis of about 200~300 meters. Mining and exploration activities are generally done without any systematic planning and/or analysis. This often leads to high waste of exploration / mining inputs and results in inefficient operations with low productivity. We intend to re-engineer and redevelop our mining targets through the transfer of advanced exploration and mining technologies to identify the geological features and locations of the ore bodies, as well as the formation trends of associated mineral veins. We feel that the proposed business strategies of our experienced management team will provide a better solution to mine the ore bodies in a more efficient and productive way. Our mining solutions include mining data collection and analysis, identification of ore locations and running trends of veins, design of exploration and mining plans, on-site mine construction planning, formulation and customization of mining methodologies, introduction of modern exploration and mining technologies to increase productivity, supervision of subcontracting staff and provision of technical supports in relation to production management, mine ventilation, water discharge, system upgrade, quality assurance, safety control, etc. Our current mineral exploration subcontractor is only responsible for the actual underground exploration works like digging tunnels, underground transportation and mine extraction, and does not participate in any works related to mine planning, data analysis, site identification and operational management.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not currently own any properties.

The Company’s headquarters is located in Futian District, Shenzhen, China. The address is Room 3207, New World Center, 6009 Yitian Road, Futian District, Shenzhen, China. The monthly rental for the office is $3,480 with a contract lease period from March 1, 2009 to March 1, 2011. The contract was renewed in March 2011 for a year from March 1, 2011 to March 1, 2012 and the monthly rental is $6,360. The contract was further renewed in March 2012 for two years from March 1, 2012 to February 28, 2014 and the monthly rental is increased to $ 7,936.

The Company has a branch office in the City of YanTai, ShanDong, China with the address of Room 501-503, Lantian International Building, 59 Changjiang Road, Development District, Yantai, China with a contract lease period from March 1, 2013 to February 28, 2014 and an annual rental of RMB 93749.4.

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

Income Statement Data:		Three months ended March 31,
		2013		2012
Sales revenue
-Product		$1,088,598		$412,725
-Service	$		$
		$1,088,598		$412,725
Cost of sales
-Product		$(968,605)		$(1,042,022)
-Service		$-		$-
		$(968,605)		$(1,042,022)
Gross profits (loss)		$119,993		$(629,297)
Administrative expenses		$(305,495)		$(243,506)
Interest expenses		$(39,789)		$(43,325)
Interest income		$182		$190
Other income		$-		$-
Income tax expenses		$(6,099)		$-
Net loss		$(231,208)		$(915,938)
Net loss per share (Basic and diluted)		$(0.00)		$(0.00)

Balance Sheet Data:	March 31, 2013	December 31, 2012
Cash and cash equivalents	$164,251	$227,928
Total assets	$15,232,233	$14,718,496
Total liabilities	$9,452,873	$9,256,589
Total stockholders' equity	$5,779,360	$5,461,907

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

Under the specific requirements of the SEC’s Industry Guide 7(a)4(i), we are deemed as an exploration company principally engaging in gold mine exploration and exploration activities. Raw rocks containing gold mineral are dug from the gold mines that are owned or leased by us and are converted to gold concentrate through a number of physical processes.

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

We currently rely on one subcontractor for all of our mineral exploration operations in the PRC - Chongqing Yitong Mine Construction Engineering Co. Ltd. (“CYMC”), which means our operations are affected by their performance and whose activities are substantially outside of our control. If CYMC fails to achieve the conditions set forth in our agreement with them, e.g. monthly extraction volumes, gold concentrate processing volumes, etc., or they otherwise fail to perform their obligations to us, we may be forced to terminate their services, which would cause delays in our mineral exploration, require that we identify and engage one or more other third-party contractors to do the work CYMC was doing, all of which would adversely affect our operating results. No relationship exists between CYMC, the subcontractor we rely on for all of our mineral exploration operations in the PRC, and Penglai City Gold Mining Holding Co. Limited, the legal owner and holder of the PRC State license to the CunliJi Mine; they are unrelated parties.

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

Cunli Ji Mine

Mineral exploration was temporary halted in the Cunli Ji Mine Area due to the Chinese New Year holiday in February 2013 and ore exploration was resumed in March 2013. Hence gold concentrate was produced in January 2013 only. For the three months ended March 31, 2013, total gold ore exploration of the Cunli Ji Mine Area was approximately 1,325 tons or a monthly average of 441 tons (using a 3-month average), with an average gold grade of 5.20 g/t. Gold concentrate sold for the period was 5.50 kg. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 14.72 tons/day (3-month average) during the period.

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

The Dayuan Mine commenced exploratory operation in July 2011. Mineral exploration was temporary halted in the Dayuan Mine during the Chinese New Year holiday in February 2013 and hence no gold concentrate was produced in the following month, i.e. March 2013. For the three months ended March 31, 2013, total gold ore production of the Dayuan Mine was approximately 4,906 tons or a monthly average of 1,635 tons (using a 3-month average), with an average gold grade of 3.37 g/t. Gold concentrate sold for the period was 14.89 kg. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 54.52 tons/day (3-month average) during the period.

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

The following table set forth key components of our results of operations for the year ended December 31, 2012 compared to the year ended December 31, 2011. All numbers referenced are in U.S. Dollars:

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011:

	Three months ended March 31,
	2013	2012	Increase (Decrease)	% Increase ( Decrease)
Sales revenue
-Product	$1,088,598	412,725	675,873	163%
-Service	$-	-	-	-
Total revenue, net	$1,088,598	412,725
Cost of sales
-Product	$(968,605)	(1,042,022)	(73,417)	7%
-Service	$-	-	-	-
	$(968,605)	(1,042,022)
Gross profits (loss)	$119,993	(629,297)	749,290	119%
Administrative expenses	$(305,495)	(243,506)	(61,989)	(25%)
Loss from operations	$(185,502)	(872,803)
Interest expenses	$(39,789)	(43,325)	3,536	(8%)
Interest income	$182	190	(8)	(4%)
Other income	-	-	-	-
Loss before income tax	$(225,109)	(915,938)	690,829	75%
Income tax expenses	$(6,099)	-	6,099	100%
NET LOSS	$(231,208)	(915,938)	684,730	75%
Other comprehensive income:
- Foreign currency translation adjustment	$67,120	133,986	(62,614)	(47%)
COMPREHENSIVE LOSS	$(164,088)	(781,952)	622,116	80%
Weighted average common stock outstanding	124,146,067	101,000,000
Net loss per share (Basic and diluted)	$(0.00)	(0.00)

NM: Not meaningful

Net Revenues

We commenced gold mineral exploration activity in May 2009 and began selling of gold concentrate in July 2009. Gold concentrate is mainly sold to smelting plants in the Shandong Province, PRC. Apart from the selling of gold concentrate, we also provide mining consulting and technical services through our own experts.

Revenue for the three months ended March 31, 2013 and 2012 comprised the following:

	Three months ended March 31,
	2013	%	2012	%
Sales revenue
-Product	$1,088,598	100.00	$412,725	100.00
-Service	$-	-	$-	-
	$1,088,598	100.00	$412,725	100.00
Cost of sales
-Product	$(968,605)	100.00	$(1,042,022)	100.00
-Service	$-	-	$-	-
	$(968,605)	100.00	$(1,042,022)	100.00

Gross profits (loss)
-Product	$119,993	100.00	$(629,297)	100.00
-Service	$-	-	$-	-
Gross profits (loss)	$119,993	100.00	$(629,297)	100.00

Gross profit margin
-Product	11.02%	n/a	(152.47%)	n/a
-Service	-	n/a	-	n/a

Net revenue for the three months ended March 31, 2013 was $1,088,598 of sales revenues, which accounted for 100% of the total revenue. No revenue was derived from service provision for the three months ended March 31, 2013 and 2012, respectively.

Sales revenue derived from sales of gold concentrate for the three months ended March 31, 2013 increased to $1,088,598, an increase of $675,873, or 164%, from sales revenue of $412,725 for the three months ended March 31, 2012. The increase of revenue derived from product sales for the three months ended March 31, 2013 when comparing with the corresponding period in 2012 was mainly attributable to an increase in gold concentrate sold as a result of comparatively lowered gold grade in the area mined during the three months ended March 31, 2013 offset by decrease of world’s gold price.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2013 and 2012 were $968,605 and $1,042,022, respectively, and consisted primarily of direct materials, direct labor, extracting fees, and other operating overhead, which were primarily attributable to the sales of gold concentrates. Shipping and handling costs associated with the distribution of our products were borne by the customers. The increase in cost of revenue for the three months ended March 31, 2013 when comparing with the corresponding period in 2012 was mainly attributable to cost of exploration and development expenses to develop and operate the Cunliji Mine in 2012.

Gross Profit (Loss)

We recorded a gross profit of $119,993 for the three months ended March 31, 2013, a increase of $749,290, or 100%, from the gross loss of $629,297 for the three months ended March 31, 2012. The increase was mainly attributable to the increase in sales volume of gold concentrate. For the three months ended March 31, 2013, our gross profit margin for the sales of gold concentrate was 11%. Gross loss margin for the three months ended March 31, 2012 was 152.47% for the sales of gold concentrate. The increase in gross profit margin of product sales was due to the significant increase in product sales revenues.

General and Administrative Expenses

General and administrative expenses comprised mainly of salaries and staff welfare expenses, legal and professional fees, entertainment expenses, traveling and hotel accommodation expenses and office expenses. General and administrative expenses for the three months ended March 31, 2013, increased by $61,989 or 25%, from $243,506 to $305,495 for the same comparable period in 2012. The increase in general and administrative expenses was due to increase of number of staff.

Income Tax Expense

Income tax expense amounted to $6,099 for the three months ended March 31, 2013 and $0 for the three months ended March 31, 2012.

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

The PRC

We have generated all of our income through our subsidiaries and VIEs operating in the PRC for the three months ended March 31, 2013 and 2012. All entities in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%.

Net Loss

We recorded a net loss of $231,208 for the three months ended March 31, 2013, a decrease of $684,730 from a net loss of $915,938 for the three months ended March 31, 2012. The decrease was mainly attributable to the increase in sales income and the substantial decrease in cost of sales for gold concentrate.

Liquidity and Capital Resources

Our primary liquidity needs are to fund operational expenses, capital expenditures and potential acquisition of gold mining properties in the Shandong province. To date, we have financed our working capital requirements and capital expenditures through internally generated cash and capital contribution from our existing shareholders.

As of March 31, 2013, our current assets were $3,073,942, and our current liabilities were $8,636,741. Cash and cash equivalents totaled $164,251 as of March 31, 2013. Stockholders’ equity at March 31, 2013 was $5,779,360.

Net cash used in operating activities was $521,943 for the three months ended March 31, 2013 as compared to net cash used in operating activities of $428,551 for the three months ended March 31, 2012. Net cash used in operating activities increased by $93,392 was primarily due to the increase in deposits and prepayments.

Net cash used in investing activities amounted to $191,247 for the three months ended March 31, 2013 as compared to net cash used in investing activities of $9,861 for the three months ended March 31, 2012. Net cash used in investing activities increased by $181,386 primarily due to the increase in purchases of plant and equipment of $191,247.

Net cash provided by financing activities amounted to $583,918 for the three months ended March 31, 2013 as compared to net cash provided by financing activities of $329,732 for the three months ended March 31, 2012. Net cash provided by financing activities increased by $248,020, primarily due to the increase in proceeds from private placement and notes and loans payable from various third parties.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, financings or other relationships.

Amount Due to a Related Party

As of March 31, 2013, amount due to a related party represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

Commitments and Contingencies

The Company is committed under several non-cancelable operating leases for office premises and mining rights with the terms ranging from 1 to 10 years, with fixed monthly rentals or scheduled payments. Total rent expenses (excluding amortization of prepaid mining rights) for the three months ended March 31, 2013 and 2012 was $27,827 and $23,760, respectively.

As of March 31, 2013, the Company has the aggregate future minimum rental payments due under various non-cancelable operating leases in the next three years:

Operating lease commitments

Years ending December 31,	Office premises	Mine operating rights	Total

2014	$ 101,727	$ -	$ 101,727
2015	$ -	$ 4,136,505	$ 4,136,505
2016	-	-	-
2017	-	-	-
2018	-	$ 8,273,009	$ 8,273,009
Total:	$ 101,727	$ 12,409,514	$ 12,511,241

Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2013 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s results of operations and liquidity and capital resources are based on our audited consolidated financial statements for the three months ended March 31, 2013 and 2012, which have been prepared in accordance with U.S. GAAP. In connection with the preparation of consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. The assumptions, estimates and judgments included within these estimates are based on historical experience, current trends and other factors we believe to be relevant at the time the consolidated financial statements were prepared. On a regular basis, the accounting policies, assumptions, estimates and judgments are reviewed to ensure that the consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the assumptions and estimates, and such differences could be material.

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

36

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

With the above agreements, SBCL demonstrates its ability to control SSIC, JinGuan and XinGuan as the primary beneficiary and the operating results of the VIEs are included in the consolidated financial statements for the three months ended March 31, 2013 and 2012.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to the following concentrations of risk:

(a) Major customers

For the three months ended March 31, 2013 and 2012, there was a single customer who accounted for 100% of the Company’s revenues with no accounts receivable balance at period-end, respectively.

All customers are located in the PRC.

(b) Major vendors

For the three months ended March 31, 2013 and 2012, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

		Three months ended March 31, 2013		March 31, 2013
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor B		$542,616	68%	$511,568
Vendor C		136,813	17%	-
Vendor A		83,041	10%	-

	Total:	$762,470	95%	$511,568

	Three months ended March 31, 2012		March 31, 2012
Vendor	Purchases	Percentage of purchases	Accounts payable, trade

Vendor A	$65,380	89%	$19,917

All vendors are located in the PRC.

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

Item 8. Financial Statements

The financial statements for the three months ended March 31, 2013 and 2012 are included here in their entirety and can be found at the end of this annual report immediately following the Signatures on page 46.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures for the three months ended March 31, 2013, or since inception.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of March 31, 2013, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Age	Position(s)
Feize Zhang Room 3207, New World Center, 6009 Yitian Road, Futian District, Shenzhen, PR China	43	Chairman, Principal Executive Officer

Jingfeng Lv Room 501-505, Lantian International Building, 59 Changjiang Road, Development District, Yantai, PR China	52	Chief Technical Officer

K. F. Lam Room 3207, New World Center, 6009 Yitian Road, Futian District, Shenzhen, PR China	43	Principal Financial Officer

The persons named above are expected to hold said offices/positions until the next annual meeting of our stockholders. Mr. Feize Zhang is also the member and Chairman of the Board of Directors of the company. These officers and directors are the only officers, directors and promoters of our Company.

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

Mr. K F Lam- Principal Financial Officer

Mr. Lam became the Principal Financial Officer of the Company since June 20, 2012. Mr. Lam joined Deloitte Touche Tohmatsu in Hong Kong in 1994. From 1999 to 2008, Mr. Lam was the financial controller of Hycomm Wireless Limited, a company listed on the main board of the Stock Exchange of Hong Kong. From 2008 to 2009, Mr. Lam was the Acting Chief Financial Officer of China Health Care Corporation, a company quoted on the US OTCBB. Since December 2009, Mr. Lam has been acting as the Chief Accountant of the GIN group of companies which principally engages in telecommunication businesses in Hong Kong. Mr. Lam graduated from Hong Kong Shue Yan College (now known as Hong Kong Shue Yan University majoring in Accounting. He is a Certified Public Accountant of the Hong Kong Institute of Certified Public Accountants and a fellow member of The Association of Chartered Certified Accountants. Mr. Lam devotes 50% of his time to the business of our Company.

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

		Percentage of
Name and Address of Beneficial Owner	Number of Shares	Ownership

Feize Zhang Room 3207, New World Center, 6009 Yitian Road, Futian District, Shenzhen, PR China	27,510,000	22%

Jingfeng Lv Room 501-505, Lantian International Building, 59 Changjiang Road, Development District, Yantai, PR China	6,000,000	4.8%

Glory Knight International Limited (1) 4C, BLK 32, Parc Versailles, Tai Po, New Territories, Hong Kong	8,752,000	7%

All Officers and Directors as a Group	42,262,000	33.8%

(1)	Glory Knight International Limited is a limited partnership formed in the British Virgin Islands and is an unrelated third party, which purchased its shares in a private placement of our securities. Glory Knight is wholly owned by Mr. Poon-ho Chik, 4C, Blk 32, Parc Versailles, Tai Po, New Territories, Hong Kong. The shares were issued in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933. These securities were issued to unrelated parties of the registrant and bear a restrictive legend.

Future Sales by Existing Stockholders

A total of 125,000,000 shares have been issued to the existing stockholders, and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition. Any sale of shares held by the existing stockholders (after applicable restrictions expire) and/or the sale of shares purchased in our initial public offering (which would be immediately resalable after the offering), may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance.

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

Amount Due to a Related Party

As of March 31, 2013 and December 31, 2012, amount due to a related party were $169,988 and $197,287 respectively. These represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

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

(a) The following listed exhibits are filed as a part of this quarterly report:

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

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated on May 20, 2013.

China ShouGuan Mining Corporation , Registrant

By: /s/ Feize Zhang

Feize Zhang, Chairman and Principal Executive Officer

By: /s/ K F Lam

K F Lam, Principal Financial Officer

CHINA SHOUGUAN MINING CORPORATION

 INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (Audited)	F-2

Condensed Consolidated Statements of Operations And Comprehensive Income for the Three Months ended March 31, 2013 and 2012	F-3

Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2013 and 2012	F-4

Condensed Consolidated Statement of Stockholders’ Equity for the Three Months ended March 31, 2013	F-5

Notes to Condensed Consolidated Financial Statements	F-6 – F-19

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$164,251	$227,928
Accounts receivable, trade	219,548	1,235,253
Deposits and prepayments	590,071	515,687
Prepaid mining rights, current	2,100,072	2,100,072
Total current assets	3,073,942	4,078,940

Non-current assets:
Mining assets	5,727,468	5,727,468
Prepaid mining rights	2,659,560	1,116,326
Property, plant and equipment, net	3,160,838	3,185,337
Construction in progress	610,425	610,425
TOTAL ASSETS	$15,232,233	$14,718,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$652,313	$805,532
Amount due to a related party	169,988	197,287
Income tax payable	6,123	248,235
Loans payable, unsecured	6,900,573	6,730,747
Note payable, related party	63,639	63,639
Accrued liabilities and other payable	844,105	355,279

Total current liabilities	8,636,741	8,400,719

Long-term liabilities:
Note payable, related party	307,024	525,018
Loans payable, unsecured	509,108	330,852

Total long-term liabilities	816,132	855,870

Total liabilities	$9,452,873	$9,256,589

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized; 125,000,000 and 123,000,000 shares issued and outstanding, as of March 31, 2013 and December 31, 2012 respectively	12,500	12,300
Additional paid-in capital	13,898,597	13,898,597
Subscription receivable	(5,831,785)	(5,831,785)
Statutory reserve	481,163	481,163
Accumulated other comprehensive income	439,137	372,017
Accumulated deficits	(3,220,252)	(2,989,044)

Total stockholders’ equity	5,779,360	5,461,907

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,232,233	$14,718,496

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2013	2012
Revenues, net:
- Product sales	$1,088,598	$412,725
- Service income	-	-
Total revenues, net	1088,598	412,725

Cost of revenue	(968,605)	(1,042,022)

Gross profit (loss)	119,993	(629,297)

Operating expenses:
General and administrative	(305,495)	(243,506)
Total operating expenses	(305,495)	(243,506)

Loss from operations	(185,502)	(872,803)

Other income (expense):
Interest expense	(39,789)	(43,325)
Interest income	182	190

Loss before income taxes	(225,109)	(915,938)

Income tax expense	(6,099)	-

NET LOSS	$(231,208)	$(915,938)

Other comprehensive income:
- Foreign currency translation gain	67,120	133,986

COMPREHENSIVE LOSS	$(164,088)	$(781,952)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	124,146,067	101,000,000

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(231,208)	$(915,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	215,647	91,292
Amortization of prepaid mining right	522,913	522,142
Changes in operating assets and liabilities:
Accounts receivable	1,011,634	228,585
Deposits and prepayments	(2,134,047)	118,266
Accounts payable	(152,606)	(527,593)
Income tax payable	(241,142)	-
Accrued liabilities and other payable	486,866	54,695

Net cash used in operating activities	(521,943)	(428,551)

Cash flows from investing activities:
Purchase of plant and equipment	(191,247)	(314)
Payments on construction in progress	-	(9,547)

Net cash used in investing activities	(191,247)	(9,861)

Cash flows from financing activities:
Proceeds from private placement	481,541	-
Proceeds from notes and loans payable	145,413	370,246
Repayment of related party note	(15,846)	-
Repayment to a related party	(27,190)	(40,514)

Net cash provided by financing activities	583,918	329,732

Effect of exchange rate changes on cash and cash equivalents	65,595	42,064

NET CHANGE IN CASH AND CASH EQUIVALENTS	(63,677)	(66,616)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	227,928	339,870

CASH AND CASH EQUIVALENTS, END OF PERIOD	$164,251	$273,254

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$247,240	$-
Cash paid for interest	$39,789	$-

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in capital	Subscription receivable	Statutory reserve	Accumulated other comprehensive income	Accumulated deficits	Total stockholders’ equity
	No. of shares	Amount

Balance as of January 1, 2013	123,000,000	$12,300	$13,898,597	$(5,831,785)	$481,163	$372,017	$(2,989,044)	$5,461,907

Shares issued for sale of common stock, net of expense	2,000,000	200	1,199,800	(718,459)	-	-	-	481,541

Foreign currency translation adjustment	-	-	-	-	-	67,120	-	67,120

Net loss for the period	-	-	-	-	-	-	(231,208)	(231,208)
Balance as of March 31, 2013	125,000,000	$12,500	$13,898,597	$(5,831,785)	$481,163	$439,137	$(3,220,252)	$5,779,360

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

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

In the opinion of management, the consolidated balance sheet as of December 31, 2012 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2013 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE – 2 ORGANIZATION AND BACKGROUND

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013

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

As of March 31, 2013, the Company suffered continuous loss of $231,208 from prior years and a working capital deficit of $5,562,799. The continuation of the Company as a going concern is dependent upon the continuing financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations.

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

-	Exploration stage company

Despite the fact that the Company commenced its production in 2009, it is still considered an exploration stage company under the criteria set forth by the Securities and Exchange Commission (“SEC”) since it has not yet demonstrated the existence of proven or probable reserves, defined by SEC Industry Guide 7 at Cunliji and Dayuan Gold Mines. As a result, and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for exploration stage companies, all expenditures for exploration and evaluation of the Company’s properties are expensed as incurred until mineralized material is classified as proven or probable reserves. Accordingly, substantially all expenditures for mine development and mill construction have been expensed as incurred. Certain expenditures, such as for rolling stock or other general-purpose equipment, may be capitalized, subject to evaluation for possible impairment of the asset. As of March 31, 2013, none of the mineralized material at Cunliji and Dayuan Gold Mines met the SEC’s definition of proven or probable reserves. The Company expects to remain an exploration stage company for the foreseeable future, even though it has reached commercial production. The Company will not exit the exploration stage unless and until it demonstrates the existence of proven or probable reserves that meet SEC guidelines.

-	Proven or probable reserves

The definition of proven or probable reserves is set forth in SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurement are spaced so

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. In addition, reserves cannot be considered proven or probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination. As of March 31, 2013, none of the Company’s mineralized resources met the definition of proven or probable reserves.

-	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

-	Basis of consolidation

The condensed consolidated financial statements include the financial statements of CHSO, its subsidiaries and VIEs. All inter-company balances and transactions between the Company and its subsidiaries and VIEs have been eliminated upon consolidation.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

With the above agreements, SBCL demonstrates its ability to control SSIC, JinGuan and XinGuan as the primary beneficiaries and the operating results of the VIEs was included in the condensed consolidated financial statements for the three months ended March 31, 2013 and 2012.

-	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

-	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. For the three months ended March 31, 2013, no allowance for doubtful accounts was provided.

-	Mining rights, exploration and development costs

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

The rent expense on prepaid mining rights for the three months ended March 31, 2013 and 2012 was $522,913 and $522,142, respectively. As of March 31, 2013, the estimated annual amortization of the prepaid mining rights for the next five years and thereafter is as follows:

Years ending March 31:
2014	$2,100,072
2015	2,100,072
2016	376,528
2017	31,819
2018	31,819
Thereafter	119,322

Total:	$4,759,632

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

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

Depreciation expense for the three months ended March 31, 2013 and 2012 were $215,647 and $91,292, respectively.

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

In accordance with the provisions of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets ”, all long-lived assets held and used by the Company are annually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset. Future cash flows are based on estimated quantities of gold and other recoverable metals, expected price of gold and other commodity (considering current and historical prices, price trends and related factors), production levels and cash costs of production, capital and reclamation costs, all based on detailed engineering life-of-mine plans. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013

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

In accordance with the relevant regulations under the Chinese Law, a company that is engaged in exploiting mineral resources is required to pay a resource tax and resources compensation levy to the local government as the compensation for the depletion of mineral resources. Pursuant to “Provisional Regulations on Resources Tax of the PRC” and “Administrative Rules on the Levy of Mineral Resources Compensation”, the amounts of the resource tax and resources compensation levy are computed on the basis of the sales revenue of mineral products. The Company was required to pay resource compensation fees of $19,875 and $19,369 for the three months ended March 31, 2013 and 2012, respectively.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013

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

For the three months ended March 31, 2013 and 2012, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2013, the Company did not have any significant unrecognized uncertain tax positions.

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

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	March 31, 2013	March 31, 2012
Period-end RMB:US$1 exchange rate	6.2855	6.3247
Period average RMB:US$1 exchange rate	6.3108	6.3201

-	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three months ended March 31, 2013, the Company operates in one reportable operating segments in the PRC.

-	Fair value of financial instruments

The carrying value of the Company’s financial instruments include cash, accounts receivable, amounts due from (to) related parties, deposits and prepayments, accounts payable, amount due to a related party, income tax payable, accrued liabilities and other payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company’s loans and note payable approximated its fair value based on the current market prices or interest rates for similar debt instruments.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013

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

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance requiring an entity to disclose additional information about reclassifications out of accumulated other comprehensive income, including (1) changes in accumulated other comprehensive income balances by component and (2) significant items reclassified out of accumulated other comprehensive income and the effect on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The new guidance is effective prospectively for fiscal years beginning after December 15, 2012. The adoption of these disclosure requirements did not have a material impact on the Company’s consolidated financial statements.

NOTE – 5 AMOUNT DUE TO A RELATED PARTY

As of March 31, 2013, amount due to a related party represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

NOTE – 6 LOANS PAYABLE, UNSECURED

As of March 31, 2013 and December 31, 2012, the Company also held the following short-term and long-term loans payable to third parties:

	March 31, 2013	December 31, 2012

Loans payable to certain individuals and financial institution in the PRC, unsecured:

Equivalent to RMB4,500,000 (2012: RMB4,500,000) with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2013	$715,933	$715,933

Equivalent to RMB9,400,000 (2012: RMB 9,400,000) with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2013	1,495,505	1,495,505

Equivalent to RMB8,000,000 (2012: RMB8,000,000) with interest rate at 5.18% per annum, payable at its maturity, due June 14, 2013	1,272,771	1,272,771

Equivalent to RMB2,700,000 (2012: RMB2,700,000) with interest rate at 5.18% per annum, payable at its maturity, due March 28, 2014	429,560	429,560

Equivalent to RMB10,337,600 (2012: RMB11,662,600) with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due November 27, 2013	1,644,674	1,855,477

Equivalent to RMB2,375,000 (2012: RMB0) interest free, due February 5, 2014	377,854	-

Equivalent to RMB5,500,000 with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due January 21, 2014	875,030	875,030

Equivalent to RMB 2,490,751 (2012: RMB2,877,157) with effective interest rate at 8.97% per annum, payable with monthly principal and interest payments, due February 28, 2017	396,270	417,323

Total current and long-term liabilities	7,207,597	7,061,599
Less: long-term portion	(307,024)	(330,852)

Total current liabilities	$6,900,573	$6,730,747

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of March 31, 2013, the minimum future payments of the aggregate long-term loans payable in the next four years are as follow:

Years ending March 31,:
2014	$89,246
2015	96,960
2016	105,342
2017	104,722

Total:	$396,270

NOTE – 7 LOANS PAYABLE, RELATED PARTY

As of March 31 2013, the loan amounted to $572,747 with Mr. Zhang, the director of the Company, due April 2, 2014, which was unsecured, carried annual interest at Bank of China Benchmark Lending Rate and payable in a monthly installment.

Amount due to Mr. Zhang	$572,747
Less: current portion	(63,639)
Long-term portion	$509,108

As of March 31, 2013, the minimum future payments of the aggregate loan due to a related party in the next two years are as follows:

Years ending March 31:
2014	$63,639
2015	509,108

Total:	$572,747

NOTE – 8 STOCKHOLDERS’ EQUITY

On February 8, 2013, the Company entered into definitive agreement with an investor relating to the private placement of a total of 2,000,000 common stocks at a subscription price of $0.6 per share, for an aggregate gross cash purchase price of $1,200,000 under Regulation S.

As of March 31, 2013, approximately $6 million of outstanding proceeds from the private placement are recorded as subscription receivable in the Company’s balance sheet. The Company expects to receive the proceeds of $6 million in the next twelve months.

As of March 31, 2013, the Company had a total of 125,000,000 shares of its common stock issued and outstanding.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 9 INCOME TAXES

For the three months ended March 31, 2013 and 2012, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Three months ended March 31,
	2013	2012
Tax jurisdictions from:
– Local	$-	$-
– Foreign	(225,109)	(915,938)
Loss before income taxes	$(225,109)	$(915,938)

The provision for income taxes consisted of the following:

	Three months ended March 31,
	2013	2012
Current:
– Local	$-	$-
– Foreign, representing by:
Hong Kong	-	-
The PRC	6,099	-

Deferred:
– Local	-	-
– Foreign	-	-
Income tax expense	$6,099	$-

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Hong Kong

Golden Wide is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. For the three months ended March 31, 2013 and 2012, Golden Wide suffered from an operating loss of $129 and $2,332, respectively.

The PRC

The Company generated its income from its subsidiaries and VIEs operating in the PRC for the three months ended March 31, 2013 and 2012, which are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%. A reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2013 and 2012 is as follows:

	Three months ended March 31,
	2013	2012

Income before income taxes	$(216,982)	$(913,548)
Statutory income tax rate	25%	25%

Income tax expense at the statutory rate	(54,246)	(228,387)
Net operating loss not recognized as deferred tax asset	(98,691)	(41,916)
Tax loss utilized	-	37,893
Non-deductible items	146,838	232,410
Income tax expense	$6,099	$-

As of March 31, 2013, the Company incurred $1,739,449 of aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $434,862 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE – 10 SEGMENT INFORMATION

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company has no inter-segment sales for the three months ended March 31, 2013 and 2012. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended March 31, 2013 and 2012:

	Three months ended March 31, 2013
	Mining management business	Mining technical service business	Total

Operating revenues, net	$1,088,598	$-	$1,088,598
Cost of revenues	(968,605)	-	(968,605)

Gross profit	119,993	-	119,993
Depreciation and amortization	738,560	-	738,560
Total assets	15,232,233	-	15,232,233
Expenditure for long-lived assets	$191,247	$-	$191,247

	Three months ended March 31, 2012
	Mining management business	Mining technical service business	Total

Operating revenues, net	$412,725	$-	$412,725
Cost of revenues	(1,042,022)	-	(1,042,022)

Gross loss	(629,297)	-	(629,297)
Depreciation and amortization	613,434	-	613,434
Total assets	14,486,016	-	14,486,016
Expenditure for long-lived assets	$9,861	$-	$9,861

All long-lived assets are located in the PRC.

NOTE – 11 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended March 31, 2013 and 2012, there was a single customer who accounted for 100% of the Company’s revenues with no accounts receivable balance at period-end, respectively.

All customers are located in the PRC.

(b) Major vendors

For the three months ended March 31, 2013 and 2012, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

		Three months ended March 31, 2013		March 31, 2013
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor B		$542,616	68%	$511,568
Vendor C		136,813	17%	-
Vendor A		83,041	10%	-

	Total:	$762,470	95%	$511,568

	Three months ended March 31, 2012		March 31, 2012
Vendor	Purchases	Percentage of purchases	Accounts payable, trade

Vendor A	$65,380	89%	$19,917

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013

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

NOTE – 12 COMMITMENTS AND CONTINGENCIES

The Company is committed under several non-cancelable operating leases for office premises and mining rights with the terms ranging from 1 to 10 years, with fixed monthly rentals or scheduled payments. Total rent expenses (excluding amortization of prepaid mining rights) for the three months ended March 31, 2013 and 2012 was $27,827 and $23,760, respectively.

As of March 31, 2013, the Company has the aggregate future minimum rental payments due under these non-cancelable operating leases, as follows:

	Operating lease commitments
	Office premises	Mine operating rights	Total
Year ending March 31,
2014	$101,727	$-	$101,727
2015	-	4,136,505	4,136,505
2016	-	-	-
2017	-	-	-
2018	-	8,273,009	8,273,009

Total:	$101,727	$12,409,514	$12,511,241

NOTE – 13 SUBSEQUENTEVENTS

The company evaluated subsequent events through the date the financial statements were issued and filed with this Form10-Q. There were no subsequent events that required recognition or disclosure.

