Form 10-Q
period 2013-06-30
CHINA SHOUGUAN MINING Corp
filed 2013-08-20
CIK 1493893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER THE SECURITIES ACT OF 1933

For the three months ended June 30, 2013

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

Large accelerated filer                                                                           Accelerated filer

Non-accelerated filer                                                                          Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No x

Issuer's revenues for the three months ended June 30, 2013 were $1,390,704.

As of June 30, 2013, there were 125,000,000 shares of our common stock issued and outstanding. Our common stock is not currently listed and trading on any exchange. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the $0.0001 par value price per share paid for the shares is approximately $8,118.

DOCUMENTS INCORPORATED BY REFERENCE

Some exhibits required to be filed hereunder, are incorporated herein by reference to our original Form S-1 Registration Statement, filed under CIK No 0001493893 on July 1, 2010, and in amendments filed thereafter, on the SEC website at www.sec.gov.

2

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

Our business model includes sourcing of early stage gold mines with good profit potential, conducting feasibility studies to identify suitable projects, leasing the suitable mining sites and facilities and managing the mining operations on these selected sites, with the goal of acquiring the mine if the operations prove to be satisfactory based on the review criteria set by our experienced management. To date, we have acquired the Cunli Ji Gold Mine and leased the Dayuan Mine. So far we do not have any plan to acquire the Dayuan Mine. In near future, we tend to focus our business on the exploratory work of these mines. In addition, we provide consulting services in areas related to mine exploration and geological analysis to our clients on a project basis. In the coming years, we expect there will be more projects on exploratory consulting services.

Revenues are derived from the sales of gold concentrates, the principal raw material used in gold smelting operation to produce gold. The mineral exploratory activities of the Cunli Ji Mine are outsourced to Chongqing Yitong Mine Construction Engineering Co., Ltd. (“CYMC”), an independent third-party subcontractor, and we only take possession of the gold concentrates when they are sold to smelters. At that time, the selling prices are determined from two factors, the amount of gold in the gold concentrates and the price of gold on the date of sale. The amount of gold in the gold concentrates is determined and agreed upon between the Company and the smelters and then the selling price is determined according to the official gold price at the time of sale as indicated by the Shanghai Gold Exchange (http://www.sge.sh), an entity governed by the PRC Government). On the consulting side, revenues are derived on a project-by-project basis and payment is collected as we complete our service as outlined in the scope of each individual project. In order to minimize the effect of fluctuations of gold price and to achieve better economies of scale in operations, the Company decides to focus more on mine exploration with effect from the third quarter of 2013. The Company will issue PR news to explain more about that in due course."

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

On June 23, 2010, we entered into a stock exchange transaction with the shareholders of Bei Sheng Limited (“BSL”), whereby we issued 100,000,000 shares of common stock in exchange for 100% of the ownership interest in BSL, for the purpose of re-domiciling BSL as a Nevada corporation in the United States. These shares were issued as restricted securities under SEC Rule 144. As a result of the merger, BSL became our wholly-owned operating subsidiary in the PRC. BSL was incorporated in the British Virgin Islands on December 17, 2009 as a limited liability company for the purpose of holding 100% equity interest in Golden Wide International Limited (“GWIL”).

GWIL was incorporated in the Hong Kong Special Administrative Region (“Hong Kong”) on June 18, 2009 as a limited liability company. GWIL formed Shoujin Business Consulting (Shenzhen) Limited (“SBCL”) as a wholly foreign-owned enterprise under the laws of the PRC on April 23, 2010. SBCL is principally engaged in the business of providing consulting services in the PRC.

Shenzhen Shouguan Investment Co., Ltd (“SSIC”) is an investment holding company established in Shenzhen, on December 1, 2008. It is 70% owned by Mr. Feize Zhang, our Chairman and CEO, 20% owned by Mr. Jingfeng Lv, our Chief Technical Officer, and 10% owned by Mr. Jianxi Yang, a director of Yantai JinGuan Investment Limited, SSIC’s subsidiary. SSIC represents the headquarters of the Company, principally engaging in formulation of corporate plans for the overall operational management and strategic development of the Company. As the company management platform, SSIC acts an effective linkage between mining projects with the U.S. capital market in terms of searching potential gold mine projects, performing due diligence, integration of resources, promoting investor relations as well as accessing to capital markets for financing.

Yantai JinGuan Investment Limited (“JinGuan”) was incorporated in Yantai, the PRC and is a subsidiary held 99% by SSIC. JinGuan represents the investment management platform for operational and financial management of our current gold mine projects (i.e. Cunli Ji Mine and Dayuan Mine). Another business function of JinGuan is to undertake geological exploratory work for gold mines as well as to provide technical consulting services. As a subsidiary of SSIC and its management platform in Shandong province, JinGuan is required to report regularly to SSIC in terms fo the daily operation and the progress of development of the two gold mines.

Penglai XinGuan Investment Limited (“XinGuan”) was incorporated in Penglai, the PRC and is the wholly-owned subsidiary of JinGuan. XinGuan houses the licenses of Cunli Jin Mine and its operations in Penglai, the PRC.

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

On September 1, 2009, XinGuan entered into a Construction Project Agreement with Jinhai Mine Underground Engineering Ltd. ("Jinhai"), an unrelated third party, to carry out the underground exploration and ancillary work at the CJ Mine. Jinhai will conduct all underground exploration activities and construction work in accordance with the design and work drawings provided by XinGuan on a monthly basis and will be required to meet all regulatory and safety standards specified by XinGuan and the PRC for underground mineral exploration operations in the Shandong Province. The Agreement was effective on September 1, 2009 and was valid for one year. Through mutual consent by both parties, this Agreement was renewed on August 28, 2010 for an additional year until August 28, 2011, with the contracted prices and all other terms unchanged. No relationship exists between Jinhai, the subcontractor we rely on for all of our mining operations in the PRC, and Penglai City Gold Mining Holding Co. Limited, the legal owner and holder of the PRC State license to the Cunli Ji Mine; they are unrelated parties. On September 30, 2010, XinGuan and Jinhai mutually agreed to terminate the renewed agreement unconditionally effective from November 1, 2010. On October 1, 2010, XinGuan entered into another Construction Project Agreement with Wenzhou Mine Engineering Construction Group Co. Ltd. (“WMEC”), an unrelated third party, to carry out the underground explorations and ancillary work at the Cunli Ji Mine. WMEC conducted all underground mineral exploration activities and construction work in accordance with the design and work drawings provided by XinGuan on a monthly basis and will be required to meet all regulatory and safety standards specified by XinGuan and the PRC for underground mineral exploration operations in the Shandong Province. The Agreement was effective on October 1, 2010 and was valid for one year. It was further renewed for another year to September 30, 2012. On October 1, 2012, XinGuan entered into a new Construction Project Agreement with Chongqing Yitong Mine Construction Engineering Co. Ltd. (“CYMC”) for one year to replace WMEC after the termination of the contract. For the Dayuan Mine, we continue to engage WMEC in mine exploration.

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

Rock Formations and Mineralization :

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

Mineral exploration was temporary halted in the Cunli Ji Mine Area due to the Chinese New Year holiday in February 2013 and ore exploration was resumed in March 2013. Hence gold concentrate was produced in January 2013 only. For the three months ended June 30, 2013, total gold ore production of the Cunli Ji Mine Area was approximately 2,929 tons or a monthly average of 976 tons (using a 3-month average), with an average gold grade of 5.17 g/t. Gold concentrate sold for the period was 12.55 kg. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 32.54 tons/day (3-month average) during the period.

Both the Jiyingshan Exploration Area and the Chenjiagou Exploration Area are exploratory in nature. First stage geochemical surveys have been completed.

We have engaged Shandong Zhaojin Exploration Co., Ltd. (“Shandong Zhaojin”) to carry out further exploration work on two major veins in the Cunliji Mining Area. Per the exploratory agreement, the Zhaojin geological team will coordinate with our geological engineers to adjust our exploratory schedule based to the actual progress. As well, Shandong Zhaojin was supposed to complete the exploratory work before 31 December 2012. However, the work was not completed on time and both parties agreed to extend the exploratory period until all exploratory works complete. So far, 21 drillings were completed, of which 16 drillings were found to contain gold. We expect to file the exploration report after all exploratory work completed.

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

Mining & Exploration Rights:

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

The Dayuan Mine commenced exploratory operation in July 2011. Mineral exploration was temporary halted in the Dayuan Mine during the Chinese New Year holiday in February 2013 and hence no gold concentrate was produced in the following month, i.e. March 2013. For the three months ended June 30, 2013, total gold ore production of the Dayuan Mine was approximately 5,993 tons or a monthly average of 1,998 tons (using a 3-month average), with an average gold grade of 3.38 g/t. Gold concentrate sold for the period was 17.87 kg. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 66.59 tons/day (3-month average) during the period.

The Dayuan Mine is currently at the exploratory stage. We have no detailed plan or timetable to explore the property at this time. So far, we do not have any plan to fund the exploration program of this mine.

Description of Processing Facilities:

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

Our Proposed Business Strategy

Currently, most privately-owned gold mines in China are poorly managed and operated and are usually mined to a depth of about 300 - 500 meters, far beyond a valid exploration analysis of about 200~300 meters. Mining and exploration activities are generally done without any systematic planning and/or analysis. This often leads to high waste of exploration / mining inputs and results in inefficient operations with low productivity. We have our own mining-related technology. We also have our own geological, mining and surveying team to perform geological analysis, ore processing and are able to produce gold concentrate independently. Based on our technologies, we intend to re-engineer and redevelop our mining targets through the transfer of advanced exploration and mining technologies to identify the geological features and locations of the ore bodies, as well as the formation trends of associated mineral veins. We feel that the proposed business strategies of our experienced management team will provide a better solution to mine the ore bodies in a more efficient and productive way. Our mining solutions include mining data collection and analysis, identification of ore locations and running trends of veins, design of exploration and mining plans, on-site mine construction planning, formulation and customization of mining methodologies, introduction of modern exploration and mining technologies to increase productivity, supervision of subcontracting staff and provision of technical supports in relation to production management, mine ventilation, water discharge, system upgrade, quality assurance, safety control, etc. Our current mineral exploration subcontractor is only responsible for the actual underground exploration works like digging tunnels, underground transportation and mine extraction, and does not participate in any works related to mine planning, data analysis, site identification and operational management.

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

We primarily base on two standard criteria to assess potential acquisition targets. Firstly, whether the target mine is located on the major gold mineralization zone; Secondly, whether the potential mine is located in an area with a “policy-friendly environment” in which we can operate the mine smoothly under a favorable policy environment.

Currently, we are conducting due diligence on four gold mines and one exploration area. One of the gold mines is located in Hainan Province with both gold mining and exploration rights. The other two gold mines are located in Xinjiang Uygur autonomous region with both gold mining and exploration rights; The remaining one mine is located in Guangxi Province. The Xinjiang mining project is held by a wholly foreign owned entity (“WFOE”) and we are in progress of negotiating the commercial terms with the project owner. We are also negotiating with Heilongjiang provincial government for gold exploration right in Da Xing An Ling area in northern part of China, which is famous for its forestry industry and mining industry.

Procedures for assessing a potential acquisition:

1) Two standard criteria must be satisfied;

2) Perform geological works including field survey and field sampling;

3) Perform due diligence such as operations and facilities, financial and legal documents, human resources, etc.

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

20

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

Income Statement Data:	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Revenues, net:	$1,390,704	$724,269	$2,479,302	$1,136,994

Cost of revenue	(1,440,365)	(1,091,131)	(2,484,234)	(2,133,153)

Gross (loss) profit	(49,661)	(366,862)	(4,932)	(996,159)

Operating expenses:
General and administrative	(345,284)	(366,045)	(650,779)	(609,551)

Loss from operations	(394,945)	(732,907)	(655,711)	(1,605,710)

Other income (expense):
Interest expenses	(36,970)	(67,812)	(76,759)	(111,137)
Interest income	193	288	375	478
Other income	--	31,578	-	31,578

Loss before income taxes	(431,718)	(768,853)	(732,091)	(1,684,791)

Income tax credit (expense)	(7,605)	63,617	(13,704)	63,617

NET LOSS	$(439,323)	$(705,236)	$(745,795)	$(1,621,174)

Other comprehensive (loss) income:
- Foreign currency translation (loss) gain	101,592	(135)	168,712	133,851

COMPREHENSIVE LOSS	$(337,731)	$(705,371)	$(577,083)	$(1,487,323)

Net loss per share – Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding – Basic and diluted	125,000,000	101,000,000	124,577,778	101,000,000

Balance Sheet Data:	June 30, 2013	December 31, 2012
Cash and cash equivalents	$473,489	$227,928
Total assets	$15,494,576	$14,718,496
Total liabilities	$10,128,211	$9,256,589
Total stockholders' equity	$5,366,365	$5,461,907

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

Our business model includes sourcing of early stage gold mines with good profit potential, conducting feasibility studies to identify suitable projects, leasing the suitable mining sites and facilities, and managing the mineral exploration operations on these selected sites, with the goal of acquiring the mine if the operations prove to be satisfactory, based on the review criteria set by our experienced management. To date, we have acquired the Cunli Ji Gold Mine and leased the Dayuan Mine. So far we do not have any plan to acquire the Dayuan Mine. In near future, we tend to focus our business on the exploratory work of these mines. In addition, we provide consulting services in areas related to mine exploration and geological analysis to our clients.

Under the specific requirements of the SEC’s Industry Guide 7(a)4(i), we are deemed as an exploration company principally engaging in gold mine exploration and exploration activities. Raw rocks containing gold mineral are dug from the gold mines that are owned or leased by us and are converted to gold concentrate through a number of physical processes.

Revenues are derived from the sales of gold concentrates, the principal raw material used in gold smelting operation to produce gold. The mineral exploration activities of the Cunli Ji Mine are outsourced to an independent third contractor and we only take possession of the gold concentrates when they are sold to smelters. At that time, the selling prices are determined from two factors, the amount of gold in the gold concentrates and the price of gold on the date of sale. The amount of gold in the gold concentrates is determined and agreed between the Company and the smelters and then the selling price is determined according to the official gold price at the time of sale as indicated by the Shanghai Gold Exchange (http://www.sge.sh), an entity governed by the PRC Government. In order to minimize the effect of fluctuations of gold price and to achieve better economies of scale in operations, the Company decides to focus more on mine exploration with effect from the third quarter of 2013. The Company will issue PR news to explain more about that in due course."

On the consulting side, revenues are derived on a project-by-project basis and payment is collected as we complete our services as outlined in the scope of each individual project. In the coming years, we expect there will be more projects on exploratory consulting services.

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

On October 1, 2010, XinGuan entered into another Construction Project Agreement with Wenzhou Mine Engineering Construction Group Co. Ltd. (“WMEC”), an unrelated third party, to carry out the underground mineral exploration and ancillary work at the CJ Mine. WMEC will conduct all underground mineral exploration activities and construction work in accordance with the design and work drawings provided by XinGuan on a monthly basis and will be required to meet all regulatory and safety standards specified by XinGuan and the PRC for underground mining operations in the Shandong Province. The Agreement was effective on October 1, 2010 and was valid for one year. It was further renewed for another year until September 30, 2012. On October 1, 2012, XinGuan entered into a new Construction Project Agreement with Chongqing Yitong Mine Construction Engineering Co. Ltd. for one year to replace WMEC after the termination of the contract. For the Dayuan Mine, we continue to engage WMEC in mine exploration.

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

Cunli Ji Mine

Mineral exploration was temporary halted in the Cunli Ji Mine Area due to the Chinese New Year holiday in February 2013 and ore exploration was resumed in March 2013. Hence gold concentrate was produced in January 2013 only. For the three months ended June 30, 2013, total gold ore exploration of the Cunli Ji Mine Area was approximately 2,929 tons or a monthly average of 976 tons (using a 3-month average), with an average gold grade of 5.17 g/t. Gold concentrate sold for the period was 12.55 kg. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 32.54 tons/day (3-month average) during the period.

Both the Jiyingshan Exploration Area and the Chenjiagou Exploration Area are exploratory in nature. First stage geochemical surveys have been completed.

We have engaged Shandong Zhaojin Exploration Co., Ltd. (“Shandong Zhaojin”) to carry out further exploration work on two major veins in the Cunliji Mining Area. Per the exploratory agreement, the Zhaojin geological team will coordinate with our geological engineers to adjust our exploratory schedule based to the actual progress. As well, Shandong Zhaojin was supposed to complete the exploratory work before 31 December 2012. However, the work was not completed on time and both parties agreed to extend the exploratory period until all exploratory works complete. So far, 21 drillings were completed, of which 16 drillings were found to contain gold. We expect to file the exploration report after all exploratory work completed.

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

The Dayuan Mine commenced exploratory operation in July 2011. Mineral exploration was temporary halted in the Dayuan Mine during the Chinese New Year holiday in February 2013 and hence no gold concentrate was produced in the following month, i.e. March 2013. For the three months ended June 30, 2013, total gold ore production of the Dayuan Mine was approximately 5,993 tons or a monthly average of 1,998 tons (using a 3-month average), with an average gold grade of 3.38 g/t. Gold concentrate sold for the period was 17.87 kg. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 66.59 tons/day (3-month average) during the period.

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

We have engaged Shandong Zhaojin Exploration Co., Ltd. (“Shandong Zhaojin”) to carry out further exploration work on two major veins in the Cunli Ji Mining Area. Per the exploratory agreement, the Zhaojin geological team will coordinate with our geological engineers to adjust our exploratory schedule based to the actual progress. As well, Shandong Zhaojin was supposed to complete the exploratory work before 31 December 2012. However, the work was not completed on time and both parties agreed to extend the exploratory period until all exploratory works complete. So far, 21 drillings were completed, of which 16 drillings were found to contain gold. We expect to file the exploration report after all exploratory work completed.

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

The following tables set forth key components of our results of operations for the three and six months ended June 30, 2013 compared to the same period in 2012. All numbers referenced are in U.S. Dollars:

	Three months ended June 30,
	2013	2012	Increase (Decrease)	% Increase ( Decrease)
Sales revenue
-Product	$1,390,704	724,269	666,435	92%
-Service	$-	-		-
Total revenue, net	$1,390,704	724,269	666,435	92%
Cost of sales
-Product	$(1,440,365)	(1,091,131)	349,234	32%
-Service	$-	-		-
	$(1,440,365)	(1,091,131)	349,234	32%
Gross loss	$(49,661)	(366,862)	(317,201)	(86%)
Administrative expenses	$(345,284)	(366,045)	(20,761)	(6%)
Loss from operations	$(394,945)	(732,907)
Interest expenses	$(36,970)	(67,812)	(30,842)	(45%)
Interest income	$197	288	(91)	(32%)
Other income	-	31,578	(31,578)	(100%)
Loss before income tax	$(431,718)	(768,853)	(337,135)	44%
Income tax expenses	$(7,605)	63,617	71,222	112%
NET LOSS	$(439,323)	(705,236)	(265,913)	(38%)
Other comprehensive income:
- Foreign currency translation adjustment	$101,592	(135)	101,727	75,353%
COMPREHENSIVE LOSS	$(337,731)	(705,371)	(367,640)	(52%)
Weighted average common stock outstanding	125,000,000	101,000,000
Net loss per share (Basic and diluted)	$(0.00)	(0.01)

	Six months ended June 30,
	2013	2012	Increase (Decrease)	% Increase ( Decrease)
Sales revenue
-Product	$2,479,302	1,136,994	1,342,308	118%
-Service	$-	-	-	-
Total revenue, net	$2,479,302	1,136,994	1,342,308	118%
Cost of sales
-Product	$(2,484,234)	(2,133,153)	351,081	16%
-Service	$-	-	-	-
	$(2,484,234)	(2,133,153)	351,081	16%
Gross loss	$(4,932)	(996,159)	(991,227)	(100%)
Administrative expenses	$(650,779)	(609,551)	41,228	7%
Loss from operations	$(655,711)	(1,605,710)
Interest expenses	$(76,759)	(111,137)	(34,378)	(31%)
Interest income	$379	478	(99)	(21%)
Other income	-	31,578	(31,578)	(100%)
Loss before income tax	$(732,091)	(1,684,791)	(952,700)	(57%)
Income tax expenses	$(13,704)	63,617	77,321	122%
NET LOSS	$(745,795)	(1,621,174)	(875,379)	(54%)
Other comprehensive income:
- Foreign currency translation adjustment	$168,712	133,851	34,861	26%
COMPREHENSIVE LOSS	$(577,083)	(1,487,323)	(910,240)	(61%)
Weighted average common stock outstanding	124,577,778	101,000,000
Net loss per share (Basic and diluted)	$(0.01)	(0.02)

NM: Not meaningful

Net Revenues

We commenced gold mineral exploration activity in May 2009 and began selling of gold concentrate in July 2009. Gold concentrate is mainly sold to smelting plants in the Shandong Province, PRC. Apart from the selling of gold concentrate, we also provide mining consulting and technical services through our own experts.

Revenue for the three and six months ended June 30, 2013 and 2012 comprised the following:

	Three months ended March 31,
	2013	%	2012	%
Sales revenue
-Product	$1,390,704	100.00	$724,269	100.00
-Service	$-	-	$-	-
	$1,390,704	100.00	$724,269	100.00
Cost of sales
-Product	$(1,440,365)	100.00	$(1,091,131)	100.00
-Service	$-	-	$-	-
	$(1,440,365)	100.00	$(1,091,131)	100.00

Gross profits (loss)
-Product	$(49,661)	100.00	$(366,862)	100.00
-Service	$-	-	$-	-
Gross profits (loss)	$(49,661)	100.00	$(366,862)	100.00

Gross profit margin
-Product	(3.57%)	n/a	(50.65%)	n/a
-Service	-	n/a	-	n/a

	Six months ended June 30,
	2013	%	2012	%
Sales revenue
-Product	$2,479,302	100.00	$1,136,994	100.00
-Service	$-	-	$-	-
	$2,479,302	100.00	$1,136,994	100.00
Cost of sales
-Product	$(2,484,234)	100.00	$(2,133,153)	100.00
-Service	$-	-	$-	-
	$(2,484,234)	100.00	$(2,133,153)	100.00

Gross profits (loss)
-Product	$(4,932)	100.00	$(996,159)	100.00
-Service	$-	-	$-	-
Gross profits (loss)	$(4,932)	100.00	$(996,159)	100.00

Gross profit margin
-Product	(0.20%)	n/a	(87.61%)	n/a
-Service	-	n/a	-	n/a

Revenue

Net revenue for the three months ended June 30, 2013 was $1,390,704 of sales revenues, which accounted for 100% of the total revenue. No revenue was derived from service provision for the three months ended June 30, 2013 and 2012, respectively.

Net revenue for the six months ended June 30, 2013 was $2,479,302 of sales revenues, which accounted for 100% of the total revenue. No revenue was derived from service provision for the six months ended June 30, 2013 and 2012, respectively.

Sales revenue derived from sales of gold concentrate for the three months ended June 30, 2013 increased to $1,390,704, an increase of $666,435, or 92% from sales revenue of 724,269 for the three months ended June 30, 2012. The increase of revenue derived from product sales for the three months ended June 30, 2013 when comparing with the corresponding period in 2012 was mainly attributable to an increase in gold concentrate sold as a result of comparatively lowered gold grade in the area mined during the three months ended June 30, 2013 offset by decrease of world’s gold price.

Sales revenue derived from sales of gold concentrate for the six months ended June 30, 2013 increased to $2,479,302, an increase of $1,342,308, or 118%, from sales revenue of $1,136,994 for the six months ended June 30, 2012. The increase of revenue derived from product sales for the six months ended June 30, 2013 when comparing with the corresponding period in 2012 was mainly attributable to an increase in gold concentrate sold as a result of comparatively lowered gold grade in the area mined during the six months ended June 30, 2013 offset by decrease of world’s gold price.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2013 and 2012 were $1,440,365 and $1,091,131, respectively, and consisted primarily of direct materials, direct labor, extracting fees, and other operating overhead, which were primarily attributable to the sales of gold concentrates. Shipping and handling costs associated with the distribution of our products were borne by the customers. The increase in cost of revenue for the three months ended June 30, 2013 when comparing with the corresponding period in 2012 was mainly attributable to cost of exploration and development expenses to develop and operate the Cunliji Mine in 2012.

Cost of revenue for the six months ended June 30, 2013 and 2012 were $2,484,234 and $2,133,153, respectively, and consisted primarily of direct materials, direct labor, extracting fees, and other operating overhead, which were primarily attributable to the sales of gold concentrates. Shipping and handling costs associated with the distribution of our products were borne by the customers. The increase in cost of revenue for the six months ended June 30, 2013 when comparing with the corresponding period in 2012 was mainly attributable to cost of exploration and development expenses to develop and operate the Cunliji Mine in 2012.

Gross Loss

We recorded a gross loss of $49,661 for the three months ended June 30, 2013, a decrease of $317,201 or 86%, from the gross loss of $366,862 for the three months ended June 30, 2012. The decrease was mainly attributable to the increase in sales volume of gold concentrate. For the three months ended June 30, 2013, our gross loss margin for the sales of gold concentrate was 3.57%. Gross loss margin for the three months ended June 30, 2012 was 50.65% for the sales of gold concentrate. The increase in gross profit margin of product sales was due to the significant increase in product sales revenues.

We recorded a gross loss of $4,932 for the six months ended June 30, 2013, a decrease of $991,227, or 100%, from the gross loss of $996,159 for the six months ended June 30, 2012. The decrease was mainly attributable to the increase in sales volume of gold concentrate. For the six months ended June 30, 2013, our gross loss margin for the sales of gold concentrate was 0.2%. Gross loss margin for the six months ended June 30, 2012 was 87.61% for the sales of gold concentrate. The decrease in gross loss margin of product sales was due to the significant increase in product sales revenues.

General and Administrative Expenses

General and administrative expenses comprised mainly of salaries and staff welfare expenses, legal and professional fees, entertainment expenses, traveling and hotel accommodation expenses and office expenses. General and administrative expenses for the three months ended June 30, 2013, decreased by $20,761 or 6%, from $366,045 to $345,284, for the same comparable period in 2012. General and administrative expenses for the six months ended June 30, 2013, increased by $41,228 or 7%, from $609,551 to $650,779, for the same comparable period in 2012. The increase in general and administrative expenses was due to increase of number of staff.

Income Tax Expense

Income tax expenses amounted to $7,605 and $13,704 for the three and six months ended June 30, 2013, income tax credits amounted to $63,617 for the three and six months ended June 30, 2012.

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

The PRC

We have generated all of our income through our subsidiaries and VIEs operating in the PRC for the three and six months ended June 30, 2013 and 2012. All entities in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%.

Net Loss

We recorded a net loss of $439,323 for the three months ended June 30, 2013, a decrease of $265,913 from a net loss of $705,236 for the three months ended June 30, 2012. Also, we recorded a net loss of $745,795 for the six months ended June 30, 2013, a decrease of $875,379 from a net loss of $1,621,174 for the six months ended June 30, 2012. The decrease was mainly attributable to the increase in sales income and the substantial decrease in cost of sales for gold concentrate.

Liquidity and Capital Resources

Our primary liquidity needs are to fund operational expenses, capital expenditures and potential acquisition of gold mining properties in the Shandong province. To date, we have financed our working capital requirements and capital expenditures through internally generated cash and capital contribution from our existing shareholders.

As of June 30, 2013, our current assets were $3,718,939, and our current liabilities were $9,839,777. Cash and cash equivalents totaled $473,489 as of June 30, 2013. Stockholders’ deficits at June 30, 2013 was $3,734,839.

Net cash used in operating activities was $664,751 for the six months ended June 30, 2013 as compared to net cash used in operating activities of $610,166 for the six months ended June 30, 2012. Net cash used in operating activities increased by $54,585 was primarily due to the increase in deposits and prepayments.

Net cash used in investing activities amounted to $185,787 for the six months ended June 30, 2013 as compared to net cash used in investing activities of $24,129 for the six months ended June 30, 2012. Net cash used in investing activities increased by $161,658 primarily due to the increase in purchases of plant and equipment of $142,626.

Net cash provided by financing activities amounted to $1,020,336 for six months ended June 30, 2013 as compared to net cash provided by financing activities of $498,781 for six months ended June 30, 2012. Net cash provided by financing activities increased by $522,555, primarily due to the increase in proceeds from private placement and notes and loans payable from related parties.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, financings or other relationships.

Amount Due to a Related Party

As of June 30, 2013, amount due to a related party represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

Commitments and Contingencies

The Company is committed under several non-cancelable operating leases for office premises and mining rights with the terms ranging from 1 to 10 years, with fixed monthly rentals or scheduled payments. Total rent expenses (excluding amortization of prepaid mining rights) for the three and six months ended June 30, 2013 and 2012 was $57,377 and $51,415, respectively.

As of June 30, 2013, the Company has the aggregate future minimum rental payments due under various non-cancelable operating leases in the next three years:

Operating lease commitments

Years ending June 30,	Office premises	Mine operating rights	Total

2014	$ 74,975	$ -	$ 74,975
2015	$ -	$ 4,208,005	$ 4,208,005
2016	-	-	-
2017	-	-	-
2018	-	$ 8,416,010	$ 8,416,010
Total:	$ 74,975	$ 12,624,015	$ 12,698,990

Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2013 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s results of operations and liquidity and capital resources are based on our audited consolidated financial statements for the three and six months ended June 30, 2013 and 2012, which have been prepared in accordance with U.S. GAAP. In connection with the preparation of consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. The assumptions, estimates and judgments included within these estimates are based on historical experience, current trends and other factors we believe to be relevant at the time the consolidated financial statements were prepared. On a regular basis, the accounting policies, assumptions, estimates and judgments are reviewed to ensure that the consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the assumptions and estimates, and such differences could be material.

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

With the above agreements, SBCL demonstrates its ability to control SSIC, JinGuan and XinGuan as the primary beneficiary and the operating results of the VIEs are included in the consolidated financial statements for the three and six months ended June 30, 2013 and 2012.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to the following concentrations of risk:

(a) Major customers

For the three months ended June 30, 2013, there was one single customer who accounted for 86% of the Company’s revenues amounting to $1,196,246 with $191,764 of accounts receivable at period-end date.

For the six months ended June 30, 2013, there was one single customer who accounted for 92% of the Company’s revenues amounting to $2,284,844 with $191,764 of accounts receivable at period-end date.

For the three months ended June 30, 2012, there was one single customer who accounted for 95% of the Company’s revenues amounting to $685,092 with $0 of accounts receivable at period-end date.

For the six months ended June 30, 2012, there was one single customer who accounted for 97% of the Company’s revenues amounting to $1,097,817 with $0 of accounts receivable at period-end date.

All customers are located in the PRC.

(b) Major vendors

For the three and six months ended June 30, 2013 and 2012, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

		Three months ended June 30, 2013		June 30, 2013
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor B		$574,826	50%	$762,942
Vendor C		312,234	27%	227,539

	Total:	$887,060	77%	$990,481

		Six months ended June 30, 2013		June 30, 2013
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor B		$1,117,442	57%	$762,942
Vendor C		449,047	23%	227,539

	Total:	$1,566,489	80%	$990,481

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

Item 8. Financial Statements

The financial statements for the three and six months ended June 30, 2013 and 2012 are included here in their entirety and can be found at the end of this annual report immediately following the Signatures on page 46.

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures for the three and six months ended June 30, 2013, or since inception.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of June 30, 2013, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Key Employees

We have three key employee, who are Mr. Chaoyang Liu, Mr. Degen Wu and Mr. Jinfeng Yu.

Mr. Chaoyang Liu - Vice General Manager / Senior Geological Engineer

Mr. Liu is the Vice General Manager of Yantai Jinguan Investment Company and is responsible for the company’s gold mine operation and investment management. He is a senior geological engineer with over 20 years of mining industry experience.

Since 1990, Mr. Liu has been taken part in a number of the well-known mine exploration and research projects in China and positioned as technician or management. Before joining our company, he worked as an investment manager in Shanghai Sheng Di Group from 2008 to 2012 and was responsible for project due diligence and post investment management. From 2005 to 2007, he worked at the Shanghai Jin Peng Yuan Irradiation Technology Co., Ltd., in which he was the production manager. During 1990 and 2005, he worked at China National Gold Corporation, a state-owned company, and held the position as technician in Qinling gold mine, a large-scale project in China. Mr. Liu was graduated from China University of Geosciences with a Bachelor Degree in Deposit Geology in 1990. Mr. Liu devotes full time to the business of our Company.

Mr. Degen Wu - Production Manager / Senior Geological Engineer

Mr. Wu is the production manager of our company and is responsible for mining and geological exploration work. He is a senior geological engineer with over 20 years of mining industry experience. Since 1989, Mr. Wu has been involved in numerous well-known mine exploration and research projects in China. Before joining our company, he has taken part in several mining and exploration projects owned by Xian Feng Mining Group from 2010 to 2012, including Dao Ping Lead and Zinc Mine in Guangxi Province China and Huang Gu Tun Lead and Zinc Mine in Inner Mongolia China. He was positioned as the general engineer and responsible for geological exploration works at Dao Ping Mine and was positioned as the general manager and responsible for mining production and exploration at Huang Gu Tun Mine. Under his lead, both of the two mines achieved major breakthrough in their exploration history. During August 2009 and April 2010, he was appointed general manager of the Niu Wei Po Gold Mine in Hunan Province China. Mr. Wu was graduated from China University of Geosciences with a Bachelor Degree in Mineral Exploration. Mr. Wu devotes full time to the business of our Company.

Jinfeng Yu - Manager of Technical Sector / Technical Survey Engineer

Mr. Yu has been the manager of the technical sector of our company since June 2009 and is responsible for the technical survey works and project approval. Mr. Yu has 24 years of mining industry experience in Shandong Province China. Being a technical survey engineer, he is a member of Shandong Provincial Gold Survey Association. Before joining our company, from 2007 to 2009, he was a technical director for Penglai Jin Ao Wan Mining Co., Ltd. and was responsible for technical management. From 2001 to 2007, he worked as the survey manager at Xin Cheng Gold Mine which was operated by Shandong Gold Corporation, a state-owned corporation, where he was responsible for underground survey technology. During 1989 and 2001, he was a survey technician at Xin Cheng Gold Mine, which was once under the administration of Chinese Ministry of Metallurgical Industry. Mr. Yu was graduated from the Wuhan Technical University of Surveying and Mapping with a Bachelor Degree in Surveying in 1989. He devotes full time to the business of our Company.

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

Amount Due to a Related Party

As of June 30, 2013 and December 31, 2012, amount due to a related party were $1,464,768 and $197,287 respectively. These represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

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

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated on August 19, 2013.

China ShouGuan Mining Corporation , Registrant

By: /s/ Feize Zhang

Feize Zhang, Chairman and Principal Executive Officer

By: /s/ K F Lam

K F Lam, Principal Financial Officer

CHINA SHOUGUAN MINING CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (Audited)	F-2

Condensed Consolidated Statements of Operations And Comprehensive Loss for the Three and Six Months ended June 30, 2013 and 2012	F-3

Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2013 and 2012	F-4

Condensed Consolidated Statement of Stockholders’ Equity for the Six Months ended June 30, 2013	F-5

Notes to Condensed Consolidated Financial Statements	F-6 – F-22

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$473,489	$227,928
Accounts receivable, trade	191,764	1,235,253
Deposits and prepayments	917,314	515,687
Prepaid mining rights, current	2,136,372	2,100,072
Total current assets	3,718,939	4,078,940

Non-current assets:
Mining assets	5,826,468	5,727,468
Prepaid mining rights	2,171,438	1,116,326
Property, plant and equipment, net	3,113,493	3,185,337
Construction in progress	664,238	610,425
TOTAL ASSETS	$15,494,576	$14,718,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,203,784	$805,532
Amount due to a related party	174,301	197,287
Income tax payable	7,506	248,235
Loans payable, unsecured	6,762,798	6,730,747
Note payable, related party	1,294,771	63,639
Accrued liabilities and other payable	396,617	355,279

Total current liabilities	9,839,777	8,400,719

Long-term liabilities:
Note payable, related party	-	525,018
Loans payable, unsecured	288,434	330,852

Total long-term liabilities	288,434	855,870

Total liabilities	$10,128,211	$9,256,589

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized; 125,000,000 and 123,000,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	12,500	12,300
Additional paid-in capital	13,898,597	12,698,797
Subscription receivable	(5,831,785)	(5,113,326)
Statutory reserve	481,163	481,163
Accumulated other comprehensive income	540,729	372,017
Accumulated deficits	(3,734,839)	(2,989,044)

Total stockholders’ equity	5,366,365	5,461,907

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,494,576	$14,718,496

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Revenues, net:	$1,390,704	$724,269	$2,479,302	$1,136,994

Cost of revenue	(1,440,365)	(1,091,131)	(2,484,234)	(2,133,153)

Gross profit (loss)	(49,661)	(366,862)	(4,932)	(996,159)

Operating expenses:
General and administrative	(345,284)	(366,045)	(650,779)	(609,551)
Total operating expenses	(345,284)	(366,045)	(650,779)	(609,551)

Loss from operations	(394,945)	(732,907)	(655,711)	(1,605,710)

Other income (expense):
Interest expense	(36,970)	(67,812)	(76,759)	(111,137)
Interest income	197	288	379	478
Other income	-	31,578	-	31,578

Loss before income taxes	(431,718)	(768,853)	(732,091)	(1,684,791)

Income tax (expense) credit	(7,605)	63,617	(13,704)	63,617

NET LOSS	$(439,323)	$(705,236)	$(745,795)	$(1,621,174)

Other comprehensive income:
- Foreign currency translation gain	101,592	(135)	168,712	133,851

COMPREHENSIVE LOSS	$(337,731)	$(705,371)	$(577,083)	$(1,487,323)

Net loss per share – Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding – Basic and diluted	125,000,000	101,000,000	124,577,778	101,000,000

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(745,795)	$(1,621,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	269,235	176,807
Amortization of prepaid mining right	1,065,719	1,043,396
Changes in operating assets and liabilities:
Accounts receivable	1,062,382	228,390
Deposits and prepayments	(2,491,407)	194,608
Accounts payable	383,441	(673,977)
Income tax payable	(244,454)	5,934
Accrued liabilities and other payable	36,128	35,850

Net cash used in operating activities	(664,751)	(610,166)

Cash flows from investing activities:
Purchase of plant and equipment	(142,626)	(14,120)
Payments on construction in progress	(43,161)	(10,009)

Net cash used in investing activities	(185,787)	(24,129)

Cash flows from financing activities:
Proceeds from private placement, net of expense	481,541	-
Proceeds from notes and loans payable	726,627	2,007,746
Repayments to loans payable	(164,418)	(1,601,622)
Advances from a related party	-	92,657
Repayments to a related party	(23,414)	-

Net cash provided by financing activities	1,020,336	498,781

Effect of exchange rate changes on cash and cash equivalents	75,763	40,087

NET CHANGE IN CASH AND CASH EQUIVALENTS	245,561	(95,427)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	227,928	339,870

CASH AND CASH EQUIVALENTS, END OF PERIOD	$473,489	$244,443

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash (refunded) paid for income taxes	$258,158	$(69,551)
Cash paid for interest	$76,759	$31,412

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in capital	Subscription receivable	Statutory reserve	Accumulated other comprehensive income	Accumulated deficits	Total stockholders’ equity
	No. of shares	Amount

Balance as of January 1, 2013	123,000,000	$12,300	$12,698,797	$(5,113,326)	$481,163	$372,017	$(2,989,044)	$5,461,907

Shares issued for sales of common stock, net of expenses	2,000,000	200	1,199,800	(718,459)	-	-	-	481,541

Foreign currency translation adjustment	-	-	-	-	-	168,712	-	168,712

Net loss for the period	-	-	-	-	-	-	(745,795)	(745,795)
Balance as of June 30, 2013	125,000,000	$12,500	$13,898,597	$(5,831,785)	$481,163	$540,729	$(3,734,839)	$5,366,365

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

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

In the opinion of management, the consolidated balance sheet as of December 31, 2012 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2013 or for any future period.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

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

As of June 30, 2013, the Company suffered continuous loss of $745,795 from prior years and suffered from a working capital deficit of $6,120,838. The continuation of the Company as a going concern is dependent upon the continuing financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations.

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

Exploration stage company

Despite the fact that the Company commenced its production in 2009, it is still considered an exploration stage company under the criteria set forth by the Securities and Exchange Commission (“SEC”) since it has not yet demonstrated the existence of proven or probable reserves, defined by SEC Industry Guide 7 at Cunliji and Dayuan Gold Mines. As a result, and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for exploration stage companies, all expenditures for exploration and evaluation of the Company’s properties are expensed as incurred until mineralized material is classified as proven or probable reserves. Accordingly, substantially all expenditures for mine development and mill construction have been expensed as incurred. Certain expenditures, such as for rolling stock or other general-purpose equipment, may be capitalized, subject to evaluation for possible impairment of the asset. As of June 30, 2013, none of the mineralized material at Cunliji and Dayuan Gold Mines met the SEC’s definition of proven or probable reserves. The Company expects to remain an exploration stage company for the foreseeable future, even though it has reached commercial production. The Company will not exit the exploration stage unless and until it demonstrates the existence of proven or probable reserves that meet SEC guidelines.

Proven or probable reserves

The definition of proven or probable reserves is set forth in SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. In addition, reserves cannot be considered proven or probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination. As of June 30, 2013, none of the Company’s mineralized resources met the definition of proven or probable reserves.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

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

With the above agreements, SBCL demonstrates its ability to control SSIC, JinGuan and XinGuan as the primary beneficiaries and the operating results of the VIEs was included in the condensed consolidated financial statements for the three months ended June 30, 2013 and 2012.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. For the three months ended June 30, 2013, no allowance for doubtful accounts was provided.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

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

The rent expense on prepaid mining rights for the three months ended June 30, 2013 and 2012 was $542,806 and $521,254, respectively.

The rent expense on prepaid mining rights for the six months ended June 30, 2013 and 2012 was $1,065,719 and $1,043,396, respectively.

As of June 30, 2013, the estimated annual amortization of the prepaid mining rights for the next five years and thereafter is as follows:

Years ending June 30:
2014	$2,136,372
2015	1,961,038
2016	32,369
2017	32,369
2018	32,369
Thereafter	113,293

Total:	$4,307,810

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended June 30, 2013 and 2012 were $107,707 and $85,515, respectively.

Depreciation expense for the six months ended June 30, 2013 and 2012 were $269,235 and $176,807, respectively.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

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

            Resource compensation fees

In accordance with the relevant regulations under the Chinese Law, a company that is engaged in exploiting mineral resources is required to pay a resource tax and resources compensation levy to the local government as the compensation for the depletion of mineral resources. Pursuant to “Provisional Regulations on Resources Tax of the PRC” and “Administrative Rules on the Levy of Mineral Resources Compensation”, the amounts of the resource tax and resources compensation levy are computed on the basis of the sales revenue of mineral products. The Company was required to pay resource compensation fees of $42,661 and $26,781 for the six months ended June 30, 2013 and 2012, respectively.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

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

For the three and six months ended June 30, 2013 and 2012, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2013, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	June 30, 2013	June 30, 2012
Period-end RMB:US$1 exchange rate	6.1787	6.3197
Period average RMB:US$1 exchange rate	6.1930	6.3255

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three and six months ended June 30, 2013, the Company operates in one reportable operating segments in the PRC.

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

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance requiring an entity to disclose additional information about reclassifications out of accumulated other comprehensive income, including (1) changes in accumulated other comprehensive income balances by component and (2) significant items reclassified out of accumulated

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

other comprehensive income and the effect on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The new guidance is effective prospectively for fiscal years beginning after December 15, 2012. The adoption of these disclosure requirements did not have a material impact on the Company’s financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This new standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. ASU 2013-11 will be effective for us beginning in the first quarter of fiscal 2014. Early adoption is permitted. Since ASU 2013-11 only impacts financial statement disclosure requirements for unrecognized tax benefits, The Company does not expect its adoption to have an impact on the Company’s financial position or results of operations.

NOTE – 5 AMOUNT DUE TO A RELATED PARTY

As of June 30, 2013, amount due to a related party represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed terms of repayment. Imputed interest is considered insignificant.

NOTE – 6 LOANS PAYABLE, UNSECURED

As of June 30, 2013 and December 31, 2012, the Company also held the following short-term and long-term loans payable to third parties:

	June 30, 2013	December 31, 2012

Loans payable to certain individuals and financial institution in the PRC, unsecured:

Equivalent to RMB4,500,000 (2012: RMB4,500,000) with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2014	$728,309	$715,933

Equivalent to RMB9,400,000 (2012: RMB 9,400,000) with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2014	1,521,356	1,495,505

Equivalent to RMB8,000,000 (2012: RMB8,000,000) with interest rate at 5.18% per annum, payable at its maturity, due June 14, 2014	1,294,771	1,272,771

Equivalent to RMB2,700,000 (2012: RMB2,700,000) with interest rate at 5.18% per annum, payable at its maturity, due March 28, 2014	436,985	429,560

Equivalent to RMB11,112,600 (2012: 11,662,600) with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due November 27, 2013	1,798,533	1,855,477

Equivalent to RMB5,500,000 with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due January 21, 2014	890,155	875,030

Equivalent to RMB 2,490,751 (2012: RMB2,877,157) with effective interest rate at 8.97% per annum, payable with monthly principal and interest payments, due February 28, 2017	381,123	417,323

Total current and long-term liabilities	7,051,232	7,061,599
Less: long-term portion	(288,434)	(330,852)

Total current liabilities	$6,762,798	$6,730,747

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of June 30, 2013, the minimum future payments of the aggregate long-term loans payable in the next four years are as follow:

Years ending June 30:
2014	$6,762,798
2015	100,702
2016	109,407
2017	78,325

Total:	$7,051,232

 NOTE – 7 LOANS PAYABLE, RELATED PARTY

As of June 30 2013, the Company also held the following loans payable to Mr. Zhang, the director of the Company:

Equivalent to RMB4,500,000, unsecured and interest free, due on September 15, 2013	$728,309

Equivalent to RMB3,500,000, unsecured, carried annual interest at Bank of China Benchmark Lending Rate and payable in a monthly installment, due on April 2, 2014	$566,462
Less: current portion	(1,294,771)
Long-term portion	$-

As of June 30, 2013, the minimum future payments of the aggregate loan due to a related party in the next two years are as follows:

Years ending June 30:
2014	$1,294,771
2015	-

Total:	$1,294,771

 NOTE – 8 INCOME TAXES

For the six months ended June 30, 2013 and 2012, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Six months ended June 30,
	2013	2012
Tax jurisdictions from:
– Local	$-	$(48,193)
– Foreign	(732,091)	(1,636,598)
Loss before income taxes	$(732,091)	$(1,684,791)

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The provision for income taxes consisted of the following:

	Six months ended June 30,
	2013	2012
Current:
– Local	$-	$-
– Foreign, representing by:
Hong Kong	-	-
The PRC	13,704	(63,617)

Deferred:
– Local	-	-
– Foreign	-	-
Income tax expense (credit)	$13,704	$(63,617)

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

Hong Kong

Golden Wide is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. For the six months ended June 30, 2013 and 2012, Golden Wide suffered from an operating loss of $2,285 and $2,332, respectively.

The PRC

The Company generated its income from its subsidiaries and VIEs operating in the PRC for the three months ended June 30, 2013 and 2012, which are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%. A reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2013 and 2012 is as follows:

	Six months ended June 30,
	2013	2012

Loss before income taxes	$(711,929)	$(1,614,109)
Statutory income tax rate	25%	25%

Income tax expense at the statutory rate	(177,982)	(403,527)
Tax adjustments	-	(69,551)
Net operating loss not recognized as deferred tax asset	(201,912)	191,665
Non-deductible items	393,598	217,796
Income tax expense (credit)	$13,704	$(63,617)

As of June 30, 2013, the Company incurred $1,927,092 of aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $481,773 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 9 SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company has no inter-segment sales for the three and six months ended June 30, 2013 and 2012. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30, 2013
	Mining management business	Mining technical service business	Total

Operating revenues, net	$1,390,704	$-	$1,390,704
Cost of revenues	(1,440,365)	-	(1,440,365)

Gross profit	(49,661)	-	(49,661)
Depreciation and amortization	596,394	-	596,394
Total assets	15,494,576	-	15,494,576
Expenditure for long-lived assets	$-	$-	$-

	Six months ended June 30, 2013
	Mining management business	Mining technical service business	Total

Operating revenues, net	$2,479,302	$-	$2,479,302
Cost of revenues	(2,484,234)	-	(2,484,234)

Gross loss	(4,932)	-	(4,932)
Depreciation and amortization	1,334,954	-	1,334,954
Total assets	15,494,576	-	15,494,576
Expenditure for long-lived assets	$185,787	$-	$185,787

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

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

All long-lived assets are located in the PRC.

NOTE – 10 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended June 30, 2013, there was one single customer who accounted for 86% of the Company’s revenues amounting to $1,196,246 with $191,764 of accounts receivable at period-end date.

For the six months ended June 30, 2013, there was one single customer who accounted for 92% of the Company’s revenues amounting to $2,284,844 with $191,764 of accounts receivable at period-end date.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

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

All customers are located in the PRC.

(b) Major vendors

For the three and six months ended June 30, 2013, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

		Three months ended June 30, 2013		June 30, 2013
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor B		$574,826	50%	$762,942
Vendor C		312,234	27%	227,539

	Total:	$887,060	77%	$990,481

		Six months ended June 30, 2013		June 30, 2013
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor B		$1,117,442	57%	$762,942
Vendor C		449,047	23%	227,539

	Total:	$1,566,489	80%	$990,481

For the three months ended June 30, 2012, there was one single vendor who accounted for 45% of the Company’s purchases amounting to $55,382 with $20,379 of accounts payable at period-end date.

For the six months ended June 30, 2012, there was one single vendor who accounted for 61% of the Company’s purchases amounting to $120,762 with $20,379 of accounts payable at period-end date.

All vendors are located in the PRC.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 11 COMMITMENTS AND CONTINGENCIES

The Company is committed under several non-cancelable operating leases for office premises and mining rights with the terms ranging from 1 to 10 years, with fixed monthly rentals or scheduled payments. Total rent expenses (excluding amortization of prepaid mining rights) for the six months ended June 30, 2013 and 2012 was $57,377 and $51,415, respectively.

As of June 30, 2013, the Company has the aggregate future minimum rental payments due under these non-cancelable operating leases, as follows:

	Operating lease commitments
	Office premises	Mine operating rights	Total
Year ending June 30,
2014	$74,975	$-	$74,975
2015	-	4,208,005	4,208,005
2016	-	-	-
2017	-	-	-
2018	-	8,416,010	8,416,010

Total:	$74,975	$12,624,015	$12,698,990

NOTE – 12 SUBSEQUENT EVENTS

The company evaluated subsequent events through the date the financial statements were issued and filed with this Form10-Q. There were no subsequent events that required recognition or disclosure.

