Form 10-Q/A
period 2013-06-30
CHINA SHOUGUAN MINING Corp
filed 2013-08-22
CIK 1493893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q A/1

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

EXPLANATORY NOTE

This Amendment is being filed only to include the interactive data (XBRL) detailed tagging files which were inadvertently omitted from the original filing.  Nothing has changed in the original report filed on August 20, 2013; all disclosures and financial information remain the same.

1

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

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated on August 22, 2013.

China ShouGuan Mining Corporation , Registrant

By: /s/ Feize Zhang

Feize Zhang, Chairman and Principal Executive Officer

By: /s/ K F Lam

K F Lam, Principal Financial Officer