Form 10-Q
period 2013-09-30
CHINA SHOUGUAN MINING Corp
filed 2013-11-15
CIK 1493893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER THE SECURITIES ACT OF 1933

For the three months ended September 30, 2013

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

Large accelerated filer                                                                           Accelerated filer

Non-accelerated filer                                                                          Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No x

Issuer's revenues for the three months ended September 30, 2013 were $1,292,135.

As of September 30, 2013, there were 125,000,000 shares of our common stock issued and outstanding.

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

Prior to acquisition of the Company shares, Mr. Zhang and Mr. Lv were not affiliates of the Company. They were also not an affiliate of any of the Company’s shareholders.

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

2.

Operating Lease Agreement signed on May 4, 2009 between XinGuan and Penglai City Gold Mining Holdings Co. Ltd. –

XinGuan agreed to pay a monthly rent for the right to lease and manage the CJ Mine for a term of 20 months.

8

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

Mineral exploration was temporary halted in the Cunli Ji Mine Area due to the Chinese New Year holiday in February 2013 and ore exploration was resumed in March 2013. Hence gold concentrate was produced in January 2013 only. For the three months ended September 30, 2013, total gold ore production of the Cunli Ji Mine Area was approximately 3,750 tons or a monthly average of 1,250 tons (using a 3-month average), with an average gold grade of 5.22 g/t. Gold concentrate sold for the period was 16.20 kg. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 41.66 tons/day (3-month average) during the period.

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

The Dayuan Mine commenced exploratory operation in July 2011. Mineral exploration was temporary halted in the Dayuan Mine during the Chinese New Year holiday in February 2013 and hence no gold concentrate was produced in the following month, i.e. March 2013. For the three months ended September 30, 2013, total gold ore production of the Dayuan Mine was approximately 4,901 tons or a monthly average of 1,634 tons (using a 3-month average), with an average gold grade of 3.27 g/t. Gold concentrate sold for the period was 14.11 kg. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 54.46 tons/day (3-month average) during the period.

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

18

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

Income Statement Data:	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Revenues, net:	$1,292,135	$2,155,652	$3,771,437	$3,292,646

Cost of revenue	(1,295,432)	(1,265,888)	(3,779,666)	(3,399,040)

Gross (loss) profit	(3,297)	889,764	(8,229)	(106,394)

Operating expenses:
General and administrative	(363,234)	(295,289)	(1,014,053)	(904,839)

(Loss) profit from operations	(366531)	594,475	(1,022,282)	(1,011,233)

Other income (expense):
Interest expenses	(36,617)	(66,477)	(113,376)	(177,613)
Interest income	48	721	427	1,200
Other income	74,062	(10)	74,062	31,568

(Loss) profit before income taxes	(329,038)	528,709	(1,061,169	(1,156,078)

Income tax expenses	-	(216,649)	(13,664)	(153,032)

NET LOSS (INCOME)	$(329,038)	$312,060	$(1,074,833)	$(1,309,110)

Other comprehensive (loss) income:
- Foreign currency translation gain (loss)	22,100	(56,009)	10,812	156,996

COMPREHENSIVE (LOSS) INCOME	$(306,938)	$256,051	$(884,021)	$(1,152,114)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding – Basic and diluted	125,000,000	114,933,333	124,577,778	105,644,444

Balance Sheet Data:	September 30, 2013	December 31, 2012
Cash and cash equivalents	$556,503	$227,928
Total assets	$18,313,342	$14,718,496
Total liabilities	$13,253,915	$9,256,589
Total stockholders' equity	$5,059,427	$5,461,907

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

Cunli Ji Mine

Mineral exploration was temporary halted in the Cunli Ji Mine Area due to the Chinese New Year holiday in February 2013 and ore exploration was resumed in March 2013. Hence gold concentrate was produced in January 2013 only. For the three months ended September 30, 2013, total gold ore exploration of the Cunli Ji Mine Area was approximately 3,750 tons or a monthly average of 1,250 tons (using a 3-month average), with an average gold grade of 5.22 g/t. Gold concentrate sold for the period was 16.20 kg. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 41.66 tons/day (3-month average) during the period.

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

The Dayuan Mine commenced exploratory operation in July 2011. Mineral exploration was temporary halted in the Dayuan Mine during the Chinese New Year holiday in February 2013 and hence no gold concentrate was produced in the following month, i.e. March 2013. For the three months ended September 30, 2013, total gold ore production of the Dayuan Mine was approximately 4,901 tons or a monthly average of 1,634 tons (using a 3-month average), with an average gold grade of 3.27 g/t. Gold concentrate sold for the period was 14.11 kg. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 54.46 tons/day (3-month average) during the period.

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

The following tables set forth key components of our results of operations for the three and nine months ended September 30, 2013 compared to the same period in 2012. All numbers referenced are in U.S. Dollars:

	Three months ended September 30,
	2013	2012	Increase (Decrease)	% Increase ( Decrease)
Sales revenue
-Product	$1,292,135	2,155,652	(863,517)	(40%)
-Service	$-	-	-	-
Total revenue, net	$1,292,135	2,155,652	(863,517)	(40%)
Cost of sales
-Product	$(1,295,432)	(1,265,888)	(29,544)	(2%)
-Service	$-	-	-	-
	$(1,295,432)	(1,265,888)	(29,544)	(2%)
Gross (loss) profit	$(3,297)	889,764	(893,061)	(100%)
Administrative expenses	$(363,234)	(295,289)	67,945	23%
(Loss) profit from operations	$(366,531)	594,475	(961,006)	(162%)
Interest expenses	$(36,617)	(66,477)	(29,860)	(45%)
Interest income	$48	721	(673)	(93%)
Other income	74,062	(10)	74,062	100%
(Loss) profit before income tax	$(329,038)	528,709	(857,747)	(162%)
Income tax expenses	$-	(216,649)	(216,689)	100%
NET (LOSS) PROFIT	$(329,038)	312,060	(641,098)	(205%)
Other comprehensive (loss) income:
- Foreign currency translation adjustment	$22,100	(56,009)	78,109	139%
COMPREHENSIVE (LOSS) INCOME	$(306,938)	256,051	(562,989)	(220%)
Weighted average common stock outstanding	125,000,000	114,933,333
Net loss per share (Basic and diluted)	$(0.00)	0.00

	Nine months ended September 30,
	2013	2012	Increase (Decrease)	% Increase ( Decrease)
Sales revenue
-Product	$3,771,437	3,292,646	478,791	15%
-Service	$-	-	-	-
Total revenue, net	$3,771,437	3,292,646	478,791	15%
Cost of sales
-Product	$(3,779,666)	(3,399,040)	380,626	11%
-Service	$-	-	-	-
	$(3,779,666)	(3,399,040)	380,626	11%
Gross loss	$(8,229)	(106,394)	98,165	92%
Administrative expenses	$(1,014,053)	(904,839)	109,214	12%
Loss from operations	$(1,022,282)	(1,011,233)
Interest expenses	$(113,376)	(177,613)	(64,237)	(36%)
Interest income	$427	1,200	(773)	(64%)
Other income	74,062	31,568	42,494	135%
Loss before income tax	$(1,061,169)	(1,156,078)	(94,909)	(8%)
Income tax expenses	$(13,664)	(153,032)	(139,368)	(91%)
NET LOSS	$(1,074,833)	(1,309,110)	234,277	18%
Other comprehensive loss:
- Foreign currency translation adjustment	$190,812	156,996	33,816	22%
COMPREHENSIVE LOSS	$(884,021)	(1,152,114)	268,093	23%
Weighted average common stock outstanding	124,720,588	105,644,444
Net loss per share (Basic and diluted)	$(0.01)	(0.01)

NM: Not meaningful

Net Revenues

We commenced gold mineral exploration activity in May 2009 and began selling of gold concentrate in July 2009. Gold concentrate is mainly sold to smelting plants in the Shandong Province, PRC. Apart from the selling of gold concentrate, we also provide mining consulting and technical services through our own experts.

Revenue for the three and nine months ended September 30, 2013 and 2012 comprised the following:

	Three months ended September 30,
	2013	%	2012	%
Sales revenue
-Product	$1,292,135	100.00	$2,155,652	100.00
-Service	$-	-	$-	-
	$1,292,135	100.00	$2,155,652	100.00
Cost of sales
-Product	$(1,295,432)	100.00	$(1,265,888)	100.00
-Service	$-	-	$-	-
	$(1,295,432)	100.00	$(1,265,888)	100.00

Gross profits (loss)
-Product	$(3,297)	100.00	$889,764	100.00
-Service	$-	-	$-	-
Gross profits (loss)	$(3,297)	100.00	$889,764	100.00

Gross profit margin
-Product	(0.26%)	n/a	41.28%	n/a
-Service	-	n/a	-	n/a

	Nine months ended September 30,
	2013	%	2012	%
Sales revenue
-Product	$3,771,437	100.00	$3,292,646	100.00
-Service	$-	-	$-	-
	$3,771,437	100.00	$3,292,646	100.00
Cost of sales
-Product	$(3,779,666)	100.00	$(3,399,040)	100.00
-Service	$-	-	$-	-
	$(3,779,666)	100.00	$(3,399,040)	100.00

Gross profits (loss)
-Product	$(8,229)	100.00	$(106,394)	100.00
-Service	$-	-	$-	-
Gross profits (loss)	$(8,229)	100.00	$(106,394)	100.00

Gross profit margin
-Product	(0.22%)	n/a	(3.23%)	n/a
-Service	-	n/a	-	n/a

Revenue

Net revenue for the three months ended September 30, 2013 was $1,292,135 of sales revenues, which accounted for 100% of the total revenue. No revenue was derived from service provision for the three months ended September 30, 2013 and 2012, respectively.

Net revenue for the nine months ended September 30, 2013 was $3,771,437 of sales revenues, which accounted for 100% of the total revenue. No revenue was derived from service provision for the nine months ended September 30, 2013 and 2012, respectively.

Sales revenue derived from sales of gold concentrate for the three months ended September 30, 2013 decreased to $1,292,135, a decrease of $863,517, or 40% from sales revenue of $2,155,652 for the three months ended September 30, 2012. The decrease of revenue derived from product sales for the three months ended September 30, 2013 when comparing with the corresponding period in 2012 was mainly attributable to a decrease of world’s gold price in 2013 and a decrease in gold concentrate sold as a result of a temporary shutdown of the Dayuan Mine from early July 2013 to mid-August 2013, a regular practice for inspection and restructuring requested by related safety monitoring government administration.

Sales revenue derived from sales of gold concentrate for the nine months ended September 30, 2013 increased to $3,771,437, an increase of $478,791, or 15%, from sales revenue of $3,292,646 for the nine months ended September 30, 2012. The increase of revenue derived from product sales for the nine months ended September 30, 2013 when comparing with the corresponding period in 2012 was mainly attributable to an increase in sale of gold concentrate in the second quarter of 2013.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2013 and 2012 were $1,295,432 and $1,265,888, respectively, and consisted primarily of direct materials, direct labor, extracting fees, and other operating overhead, which were primarily attributable to the sales of gold concentrates. Shipping and handling costs associated with the distribution of our products were borne by the customers. The increase in cost of revenue for the three months ended September 30, 2013 when comparing with the corresponding period in 2012 was mainly attributable to cost of exploration and development expenses to develop and operate the Cunliji Mine in 2012.

Cost of revenue for the nine months ended September 30, 2013 and 2012 were $3,779,666 and $3,399,040, respectively, and consisted primarily of direct materials, direct labor, extracting fees, and other operating overhead, which were primarily attributable to the sales of gold concentrates. Shipping and handling costs associated with the distribution of our products were borne by the customers. The increase in cost of revenue for the nine months ended September 30, 2013 when comparing with the corresponding period in 2012 was mainly attributable to cost of exploration and development expenses to develop and operate the Cunliji Mine in 2012.

Gross Loss

We recorded a gross loss of $3,297 for the three months ended September 30, 2013, a decrease of $893,061 or 100%, from the gross profit of $889,764 for the three months ended September 30, 2012. The decrease was mainly attributable to the increase in sales volume of gold concentrate. For the three months ended September 30, 2013, our gross loss margin for the sales of gold concentrate was 1.26%. Gross profit margin for the three months ended September 30, 2012 was 41.28% for the sales of gold concentrate. The increase in gross profit margin of product sales was due to the improved cost efficiency as more gold concentrate produced.

We recorded a gross loss of $8,229 for the nine months ended September 30, 2013, a decrease of $798,165, or 100%, from the gross loss of $106,394 for the nine months ended September 30, 2012. The decrease was mainly attributable to the increase in sales volume of gold concentrate. For the nine months ended September 30, 2013, our gross loss margin for the sales of gold concentrate was 0.22%. Gross loss margin for the nine months ended September 30, 2012 was 3.23% for the sales of gold concentrate. The decrease in gross loss margin of product sales was due to the significant increase in product sales revenues.

General and Administrative Expenses

General and administrative expenses comprised mainly of salaries and staff welfare expenses, legal and professional fees, entertainment expenses, traveling and hotel accommodation expenses and office expenses. General and administrative expenses for the three months ended September 30, 2013, increased by $67,945 or 23%, from $295,289 to $363,234, for the same comparable period in 2012. General and administrative expenses for the nine months ended September 30, 2013, increased by $109,214 or 12%, from $904,839 to $1,014,053, for the same comparable period in 2012. The increase in general and administrative expenses was due to increase of number of staff.

Income Tax Expense

Income tax expenses amounted to 0 and $216,649 for the three months ended September 30, 2013 and 2012, respectively. Income tax expenses amounted to $13,664 and $153,032 for the nine months ended September 30, 2013 and 2012, respectively.

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

The PRC

We have generated all of our income through our subsidiaries and VIEs operating in the PRC for the three and nine months ended September 30, 2013 and 2012. All entities in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%.

Net Loss

We recorded a net loss of $329,038 for the three months ended September 30, 2013, a decrease of $641,098 from a net profit of $312,060 for the three months ended September 30, 2012. Also, we recorded a net loss of $1,074,833 for the nine months ended September 30, 2013, a increase of $34,277 from a net loss of $1,309,110 for the nine months ended September 30, 2012. The decrease was mainly attributable to the increase in sales income and the substantial decrease in cost of sales for gold concentrate.

Liquidity and Capital Resources

Our primary liquidity needs are to fund operational expenses, capital expenditures and potential acquisition of gold mining properties in the Shandong province. To date, we have financed our working capital requirements and capital expenditures through internally generated cash and capital contribution from our existing shareholders.

As of September 30, 2013, our current assets were $2,872,950, and our current liabilities were $12,988,561. Cash and cash equivalents totaled $556,503 as of September 30, 2013. Stockholders’ deficit at September 30, 2013 was $5,059,427.

Net cash used in operating activities was $4,033,249 for the nine months ended September 30, 2013 as compared to net cash provided by operating activities of $108,655 for the nine months ended September 30, 2012. Net cash used in operating activities increased by $4,141,904 was primarily due to the increase in deposits and prepayments.

Net cash used in investing activities amounted to $207,237 for the nine months ended September 30, 2013 as compared to net cash used in investing activities of $502,375 for the nine months ended September 30, 2012. Net cash used in investing activities decreased by $295,138 primarily due to the decrease in payment on construction in progress.

Net cash provided by financing activities amounted to $4,490,813 for nine months ended September 30, 2013 as compared to net cash provided by financing activities of $647,436 for nine months ended September 30, 2012. Net cash provided by financing activities increased by $3,843,377 primarily due to the increase in proceeds from private placement and notes and loans payable from related parties.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, financings or other relationships.

Amount Due to a Related Party

As of September 30, 2013, amount due to a related party represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

Commitments and Contingencies

The Company is committed under several non-cancelable operating leases for office premises and mining rights with the terms ranging from 1 to 10 years, with fixed monthly rentals or scheduled payments. Total rent expenses (excluding amortization of prepaid mining rights) for the three and nine months ended September 30, 2013 and 2012 was $85,985 and $563,052, respectively.

As of September 30, 2013, the Company has the aggregate future minimum rental payments due under various non-cancelable operating leases in the next three years:

Operating lease commitments

Years ending September 30,	Office premises	Mine operating rights	Total

2014	$ 47,186		$47,186
2015	-	-	-
2016	-	-	-
2017	-	-	-
2018	-	$ 8,458,035	$ 8,458,035
Total:	$ 47,186	$ 8,458,035	$ 8,505,221

Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2013 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s results of operations and liquidity and capital resources are based on our audited consolidated financial statements for the three and nine months ended September 30, 2013 and 2012, which have been prepared in accordance with U.S. GAAP. In connection with the preparation of consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. The assumptions, estimates and judgments included within these estimates are based on historical experience, current trends and other factors we believe to be relevant at the time the consolidated financial statements were prepared. On a regular basis, the accounting policies, assumptions, estimates and judgments are reviewed to ensure that the consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the assumptions and estimates, and such differences could be material.

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

With the above agreements, SBCL demonstrates its ability to control SSIC, JinGuan and XinGuan as the primary beneficiary and the operating results of the VIEs are included in the consolidated financial statements for the three and nine months ended September 30, 2013 and 2012.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to the following concentrations of risk:

(a) Major customers

For the three and nine months ended September 30, 2013 and 2012, the customer who accounts for 10% or more of the Company’s revenues and its outstanding balance at period-end date, are presented as follows:

		Three months ended September 30, 2013		September 30, 2013
Customer		Revenue	Percentage of revenue	Accounts receivable, trade

Customer A		$691,351	54%	$-
Customer D		600,784	46%	-

	Total:	$1,292,135	100%	$-

		Nine months ended September 30, 2013		September 30, 2013
Customer		Revenue	Percentage of revenue	Accounts receivable, trade

Customer D		$2,885,628	77%	$-
Customer A		885,809	23%	-

	Total:	$3,771,437	100%	$-

		Three months ended September 30, 2012		September 30, 2012
Customer		Revenue	Percentage of revenue	Accounts receivable, trade

Customer A		$1,249,907	58%	$284,090
Customer C		905,745	42%	-

	Total:	$2,155,652	100%	$284,090

		Nine months ended September 30, 2012		September 30, 2012
Customer		Revenue	Percentage of revenue	Accounts receivable, trade

Customer A		$1,249,907	38%	$284,090
Customer B		1,097,479	33%	-
Customer C		945,260	29%	-

	Total:	$3,292,646	100%	$284,090

All customers are located in the PRC.

(b) Major vendors

For the three and nine months ended September 30, 2013, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

		Three months ended September 30, 2013		September 30, 2013
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$632,259	65%	$271,881
Vendor D		188,353	19%	122,435

	Total:	$820,612	84%	$394,316

		Nine months ended September 30, 2013		September 30, 2013
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$1,749,701	60%	$271,881
Vendor D		637,400	21%	122,435
Vendor C		280,063	10%	-

	Total:	$2,667,164	91%	$394,316

		Three months ended September 30, 2012		September 30, 2012
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$1,055,036	59%	$368,020
Vendor B		411,892	23%	-
Vendor C		215,979	12%	128,075

	Total:	$1,682,907	94%	$496,095

		Nine months ended September 30, 2012		September 30, 2012
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$1,059,142	53%	$368,020
Vendor B		422,449	21%	-
Vendor C		336,741	17%	128,075

	Total:	$1,818,332	91%	$496,095

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

Item 8. Financial Statements

The financial statements for the three and nine months ended September 30, 2013 and 2012 are included here in their entirety and can be found at the end of this annual report immediately following the Signatures on page 46.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures for the three and nine months ended September 30, 2013, or since inception.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of September 30, 2013, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Age	Position(s)
Feize Zhang Room 3207, New World Center, 6009 Yitian Road, Futian District, Shenzhen, PR China	46	Chairman, Principal Executive Officer

Jingfeng Lv Room 501-505, Lantian International Building, 59 Changjiang Road, Development District, Yantai, PR China	55	Chief Technical Officer

K. F. Lam Room 3207, New World Center, 6009 Yitian Road, Futian District, Shenzhen, PR China	44	Principal Financial Officer

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

Amount Due to a Related Party

As of September 30, 2013 and December 31, 2012, amount due to a related party were $145,628 and $197,287 respectively. These represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

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

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated on November 14, 2013.

China ShouGuan Mining Corporation , Registrant

By: /s/ Feize Zhang

Feize Zhang, Chairman and Principal Executive Officer

By: /s/ K F Lam

K F Lam, Principal Financial Officer

CHINA SHOUGUAN MINING CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (Audited)	F-2

Condensed Consolidated Statement s of Operations And Comprehensive Loss for the Three and Nine Months ended September 30, 2013 and 2012	F-3

Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2013 and 2012	F-4

Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months ended September 30, 2013	F-5

Notes to Condensed Consolidated Financial Statements	F-6 – F-22

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$556,503	$227,928
Accounts receivable, trade	-	1,235,253
Deposits and prepayments	169,407	515,687
Prepaid mining rights, current	2,147,040	2,100,072
Total current assets	2,872,950	4,078,940

Non-current assets:
Mining assets	5,855,563	5,727,468
Prepaid mining rights	5,874,539	1,116,326
Property, plant and equipment, net	3,116,870	3,185,337
Construction in progress	593,420	610,425
TOTAL ASSETS	$18,313,342	$14,718,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$685,615	$805,532
Amount due to a related party	145,629	197,287
Income tax payable	-	248,235
Loans payable, unsecured	10,211,011	6,730,747
Note payable, related party	1,447,625	63,639
Accrued liabilities and other payable	498,681	355,279

Total current liabilities	12,988,561	8,400,719

Long-term liabilities:
Note payable, related party	-	525,018
Loans payable, unsecured	265,354	330,852

Total long-term liabilities	265,354	855,870

Total liabilities	$13,253,915	$9,256,589

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized; 125,000,000 and 123,000,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	12,500	12,300
Additional paid-in capital	13,898,597	12,698,797
Subscription receivable	(5,831,785)	(5,113,326)
Statutory reserve	481,163	481,163
Accumulated other comprehensive income	562,829	372,017
Accumulated deficits	(4,063,877)	(2,989,044)

Total stockholders’ equity	5,059,427	5,461,907

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,313,342	$14,718,496

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Revenues, net:	$1,292,135	$2,155,652	$3,771,437	$3,292,646

Cost of revenue	(1,295,432)	(1,265,888)	(3,779,666)	(3,399,040)

Gross profit (loss)	(3,297)	889,764	(8,229)	(106,394)

Operating expenses:
General and administrative	(363,234)	(295,289)	(1,014,053)	(904,839)
Total operating expenses	(363,234)	(295,289)	(1,014,053)	(904,839)

Loss from operations	(366,531)	594,475	(1,022,282)	(1,011,233)

Other income (expense):
Interest expense	(36,617)	(66,477)	(113,376)	(177,613)
Interest income	48	721	427	1,200
Other income	74,062	(10)	74,062	31,568

Loss before income taxes	(329,038)	528,709	(1,061,169)	(1,156,078)

Income tax (expense) credit	-	(216,649)	(13,664)	(153,032)

NET LOSS	$(329,038)	$312,060	$(1,074,833)	$(1,309,110)

Other comprehensive income:
- Foreign currency translation gain	22,100	(56,009)	190,812	156,996

COMPREHENSIVE LOSS	$(306,938)	$256,051	$(884,021)	$(1,152,114)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding – Basic and diluted	125,000,000	114,933,333	124,720,588	105,644,444

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,074,833)	$(1,309,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	375,874	262,654
Amortization of prepaid mining right	1,593,946	1,564,611
Changes in operating assets and liabilities:
Accounts receivable	1,250,070	(56,064)
Deposits and prepayments	(5,925,583)	(870,389)
Accounts payable	(171,535)	(240,092)
Income tax payable	(251,213)	216,630
Accrued liabilities and other payable	170,025	540,415

Net cash used in operating activities	(4,033,249)	108,655

Cash flows from investing activities:
Purchase of plant and equipment	(204,344)	(211,263)
Payments on construction in progress	(2,893)	(291,112)

Net cash used in investing activities	(207,237)	(502,375)

Cash flows from financing activities:
Proceeds from private placement, net of expense	481,541	1,886,674
Proceeds from notes and loans payable	4,271,454	(1,217,536)
Repayments to loans payable	(210,432)
Advances from a related party	-	(21,702)
Repayments to a related party	(51,750)

Net cash provided by financing activities	4,490,813	647,436

Effect of exchange rate changes on cash and cash equivalents	78,248	49,003

NET CHANGE IN CASH AND CASH EQUIVALENTS	328,575	302,719

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	227,928	339,870

CASH AND CASH EQUIVALENTS, END OF PERIOD	$556,503	$642,589

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash (refunded) paid for income taxes	$264,877	$(69,530)
Cash paid for interest	$113,437	$79,438

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in capital	Subscription receivable	Statutory reserve	Accumulated other comprehensive income	Accumulated deficits	Total stockholders’ equity
	No. of shares	Amount

Balance as of January 1, 2013	123,000,000	$12,300	$12,698,797	$(5,113,326)	$481,163	$372,017	$(2,989,044)	$5,461,907

Shares issued for sales of common stock, net of expenses	2,000,000	200	1,199,800	(718,459)	-	-	-	481,541

Foreign currency translation adjustment	-	-	-	-	-	190,812	-	190,812

Net loss for the period	-	-	-	-	-	-	(1,074,833)	(1,074,833)
Balance as of September 30, 2013	125,000,000	$12,500	$13,898,597	$(5,831,785)	$481,163	$562,829	$(4,063,877)	$5,059,427

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

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

In the opinion of management, the consolidated balance sheet as of December 31, 2012 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2013 or for any future period.

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

The details of the Company’s subsidiaries and VIEs are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest Held

Bei Sheng Limited (“BSL”)	British Virgin Islands, a limited liability company	Investment holding in GWIL and provision of mining technical advice	50,000 issued shares of US$1 each	100%

Golden Wide International Limited (“ GWIL ”)	Hong Kong, a limited liability company	100%-investment holding in SBCL	10,000 issued shares of HK$1 each	100%

Shoujin Business Consulting (Shenzhen) Limited (“SBCL”)	The PRC, a limited liability company	Provision of consulting service in the PRC	RMB100,000	100%

Shenzhen Shouguan Investment Co., Ltd (“SSIC”) #	The PRC, a limited liability company	99%-investment holding in JinGuan	RMB18,100,000	N/A

Yantai Jinguan Investment Limited (“JinGuan”) #	The PRC, a limited liability company	100%-investment holding in XinGuan	RMB5,000,000	N/A

Penglai Xinguan Investment Limited (“XinGuan”) #	The PRC, a limited liability company	Exploration, drilling, mining and sale of gold products	RMB29,000,000	N/A

# represents variable interest entity (“VIE”)

The Company and its subsidiaries and VIEs are hereinafter collectively referred to as (“the Company”).

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

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

As of September 30, 2013, the Company suffered continuous loss of $1,074,833 from prior years and suffered from a working capital deficit of $10,115,611. The continuation of the Company as a going concern is dependent upon the continuing financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations.

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

Exploration stage company

Despite the fact that the Company commenced its production in 2009, it is still considered an exploration stage company under the criteria set forth by the Securities and Exchange Commission (“SEC”) since it has not yet demonstrated the existence of proven or probable reserves, defined by SEC Industry Guide 7 at Cunliji and Dayuan Gold Mines. As a result, and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for exploration stage companies, all expenditures for exploration and evaluation of the Company’s properties are expensed as incurred until mineralized material is classified as proven or probable reserves. Accordingly, substantially all expenditures for mine development and mill construction have been expensed as incurred. Certain expenditures, such as for rolling stock or other general-purpose equipment, may be capitalized, subject to evaluation for possible impairment of the asset. As of September 30, 2013, none of the mineralized material at Cunliji and Dayuan Gold Mines met the SEC’s definition of proven or probable reserves. The Company expects to remain an exploration stage company for the foreseeable future, even though it has reached commercial production. The Company will not exit the exploration stage unless and until it demonstrates the existence of proven or probable reserves that meet SEC guidelines.

Proven or probable reserves

The definition of proven or probable reserves is set forth in SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. In addition, reserves cannot be considered proven or probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination. As of September 30, 2013, none of the Company’s mineralized resources met the definition of proven or probable reserves.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

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

The Company has adopted ASC Topic 810-10-5-8, “Variable Interest Entities” , which requires a variable interest entity or VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of the VIEs’ residual returns.

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

With the above agreements, SBCL demonstrates its ability to control SSIC, JinGuan and XinGuan as the primary beneficiaries and the operating results of the VIEs was included in the condensed consolidated financial statements for the three months ended September 30, 2013 and 2012.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. For the three months ended September 30, 2013, no allowance for doubtful accounts was provided.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Mining rights, exploration and development costs

Costs of mining rights are capitalized upon acquisition.

Subsequent exploration and development costs are expensed as incurred until such time as a feasibility study has been completed which establishes, in compliance with SEC Industry Guide 7 , that proven and probable reserves exist on the property. After proven and probable reserves have been established, subsequent exploration and development costs are capitalized until such time as a property is placed in-service. Following a property's in-service date, accumulated capitalized acquisition, exploration and development costs are reclassified as Mining Property assets and are subject to amortization on a units-of-production basis when its production begins.

Prepaid mining rights

Prepaid mining rights represent certain amount of lease prepayment made for the operation of the mining license of Dayuan Gold Mine and are being amortized using a straight-line basis over its scheduled lease term.

The rent expense on prepaid mining rights for the three months ended September 30, 2013 and 2012 was $528,227 and $521,215, respectively.

The rent expense on prepaid mining rights for the nine months ended September 30, 2013 and 2012 was $1,593,946 and $1,564,611 respectively.

As of September 30, 2013, the estimated annual amortization of the prepaid mining rights for the next five years and thereafter is as follows:

Years ending September 30 :
2014	$2,147,040
2015	2,147,040
2016	2,147,040
2017	1,442,203
2018	32,531
Thereafter	105,725

Total:	$8,021,579

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended September 30, 2013 and 2012 were $106,639 and $85,847, respectively.

Depreciation expense for the nine months ended September 30, 2013 and 2012 were $375,874 and $262,654, respectively.

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

Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360-10-5, “ Impairment or Disposal of Long-Lived Assets ”, all long-lived assets held and used by the Company are annually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset. Future cash flows are based on estimated quantities of gold and other recoverable metals, expected price of gold and other commodity (considering current and historical prices, price trends and related factors), production levels and cash costs of production, capital and reclamation costs, all based on detailed engineering life-of-mine plans. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

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

Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition” , the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

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

The Company is subject to VAT which is levied on the standard gold products at the standard rate of 17% on the invoiced value of sales. The Company’s VIE, XinGuan is granted with a preferential tax treatment under the Chinese tax law of the “Notice from Ministry of Finance and State Tax Bureau in Relation to Exemption of Value Added Tax on Gold Production” and “ Notice regarding issues on Tax Policy on Gold Transaction ”, whereas gold produced and sold by gold mining and smelting enterprises are exempted from VAT.

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

            Resource compensation fees

In accordance with the relevant regulations under the Chinese Law, a company that is engaged in exploiting mineral resources is required to pay a resource tax and resources compensation levy to the local government as the compensation for the depletion of mineral resources. Pursuant to “Provisional Regulations on Resources Tax of the PRC” and “ Administrative Rules on the Levy of Mineral Resources Compensation ”, the amounts of the resource tax and resources compensation levy are computed on the basis of the sales revenue of mineral products. The Company was required to pay resource compensation fees of $44,180 and $25,081 for the nine months ended September 30, 2013 and 2012, respectively.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

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

For the three and nine months ended September 30, 2013 and 2012, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2013, the Company did not have any significant unrecognized uncertain tax positions.

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30 , “ Translation of Financial Statement” , using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	September 30, 2013	September 30, 2012
Period-end RMB:US$1 exchange rate	6.1480	6.3340
Period average RMB:US$1 exchange rate	6.2110	6.3275

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

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

Segment reporting

ASC Topic 280, “ Segment Reporting ” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three and nine months ended September 30, 2013, the Company operates in one reportable operating segments in the PRC.

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

The Company also follows the guidance of ASC Topic 820-10, “ Fair Value Measurements and Disclosures ” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

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

NOTE – 5 AMOUNT DUE TO A RELATED PARTY

As of September 30, 2013, amount due to a related party represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed terms of repayment. Imputed interest is considered insignificant.

NOTE – 6 LOANS PAYABLE, UNSECURED

As of September 30, 2013 and December 31, 2012, the Company also held the following short-term and long-term loans payable to third parties:

	September 30, 2013	December 31, 2012

Loans payable to certain individuals and financial institution in the PRC, unsecured:

Equivalent to RMB4,500,000 (2012: RMB4,500,000) with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2014	$731,945	$715,933

Equivalent to RMB9,400,000 (2012: RMB 9,400,000) with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2014	1,528,953	1,495,505

Equivalent to RMB8,000,000 (2012: RMB8,000,000) with interest rate at 5.18% per annum, payable at its maturity, due June 14, 2014	1,301,236	1,272,771

Equivalent to RMB2,700,000 (2012: RMB2,700,000) with interest rate at 5.18% per annum, payable at its maturity, due March 28, 2014	439,167	429,560

Equivalent to RMB10,092,600 (2012: 11,662,600) with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due November 27, 2013	1,641,607	1,855,477

Equivalent to RMB22,000,000 (2012: Nil) with interest rate at 2.4% per annum, payable at its maturity, due August 12, 2014	3,578,400	-

Equivalent to RMB5,500,000 with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due January 21, 2014	894,600	875,030

Equivalent to RMB 2,216,089 (2012: RMB2,877,157) with effective interest rate at 8.97% per annum, payable with monthly principal and interest payments, due February 28, 2017	360,457	417,323

Total current and long-term liabilities	10,476,365	7,061,599
Less: long-term portion	(265,354)	(330,852)

Total current liabilities	$10,211,011	$6,730,747

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of September 30, 2013, the minimum future payments of the aggregate long-term loans payable in the next four years are as follow:

Years ending September 30 :
2014	$4,096,404
2015	103,267
2016	112,195
2017	49,745

Total:	$4,361,611

NOTE- 7 LOANS PAYABLE, RELATED PARTY

As of September 30 2013, the Company also held the following loans payable to Mr. Zhang, the director of the Company:

Equivalent to RMB4,500,000, unsecured and interest free, due on December 15, 2013	$731,945

Equivalent to RMB1,000,000, unsecured and interest free, due on July 24,2014	$162,655

Equivalent to RMB3,400,000, unsecured, carried annual interest at Bank of China Benchmark Lending Rate and payable in a monthly installment, due on April 21, 2014	$553,025
Less: current portion	(1,447,625)
Long-term portion	$-

As of September 30, 2013, the minimum future payments of the aggregate loan due to a related party in the next two years are as follows:

Years ending September 30 :
2014	$1,447,625
2015	-

Total:	$1,447,625

NOTE – 8 INCOME TAXES

For the nine months ended September 30, 2013 and 2012, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Nine months ended September 30,
	2013	2012
Tax jurisdictions from:
– Local	$-	$(48,193)
– Foreign	(1,061,169)	(1,107,885)
Loss before income taxes	$(1,061,169)	$(1,156,078)

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The provision for income taxes consisted of the following:

	Nine months ended September 30,
	2013	2012
Current:
– Local	$-	$-
– Foreign, representing by:
Hong Kong	-	-
The PRC	(13,664)	(153,032)

Deferred:
– Local	-	-
– Foreign	-	-
Income tax expense	$(13,664)	$(153,032)

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

British Virgin Island

Under the current BVI law, Bei Sheng is not subject to tax on its income or profits. For the nine months ended September 30, 2013 and 2012, Bei Sheng suffered from and operating loss of $35,294 and $34,892, respectively.

Hong Kong

Golden Wide is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. For the nine months ended September 30, 2013 and 2012, Golden Wide suffered from an operating loss of $2,898 and $3,074, respectively.

The PRC

The Company generated its income from its subsidiaries and VIEs operating in the PRC for the nine months ended September 30, 2013 and 2012, which are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%. A reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2013 and 2012 is as follows:

	Nine months ended September 30,
	2013	2012

Loss before income taxes	$(1,022,977)	$(1,069,919)
Statutory income tax rate	25%	25%

Income tax expense at the statutory rate	(255,744)	(267,480)
Tax adjustments	-	(69,530)
Net operating loss not recognized as deferred tax asset	(306,906)	251,681
Non-deductible items	576,314	238,361
Income tax expense (credit)	$13,664	$153,032

As of September 30, 2013, the Company incurred $2,862,597 of aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $715,650 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company has no inter-segment sales for the three and nine months ended September 30, 2013 and 2012. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30, 2013
	Mining management business	Mining technical service business	Total

Operating revenues, net	$1,292,135	$-	$1,292,135
Cost of revenues	(1,295,432)	-	(1,295,432)

Gross loss	(3,297)	-	(3,297)
Depreciation and amortization	624,866	-	624,866
Total assets	18,313,342	-	18,313,342
Expenditure for long-lived assets	$21,450	$-	$21,450

	Nine months ended September 30, 2013
	Mining management business	Mining technical service business	Total

Operating revenues, net	$3,771,437	$-	$3,771,437
Cost of revenues	(3,779,666)	-	(3,779,666)

Gross loss	(8,229)	-	(8,229)
Depreciation and amortization	1,969,820	-	1,969,820
Total assets	18,313,342	-	18,313,342
Expenditure for long-lived assets	$207,237	$-	$207,237

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

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

All long-lived assets are located in the PRC.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 10 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three and nine months ended September 30, 2013 and 2012, the customer who accounts for 10% or more of the Company’s revenues and its outstanding balance at period-end date, are presented as follows:

(a) Major customers

For the three and nine months ended September 30, 2013 and 2012, the customer who accounts for 10% or more of the Company’s revenues and its outstanding balance at period-end date, are presented as follows:

		Three months ended September 30, 2013		September 30, 2013
Customer		Revenue	Percentage of revenue	Accounts receivable, trade

Customer A		$691,351	54%	$-
Customer D		600,784	46%	-

	Total:	$1,292,135	100%	$-

		Nine months ended September 30, 2013		September 30, 2013
Customer		Revenue	Percentage of revenue	Accounts receivable, trade

Customer D		$2,885,628	77%	$-
Customer A		885,809	23%	-

	Total:	$3,771,437	100%	$-

		Three months ended September 30, 2012		September 30, 2012
Customer		Revenue	Percentage of revenue	Accounts receivable, trade

Customer A		$1,249,907	58%	$284,090
Customer C		905,745	42%	-

	Total:	$2,155,652	100%	$284,090

		Nine months ended September 30, 2012		September 30, 2012
Customer		Revenue	Percentage of revenue	Accounts receivable, trade

Customer A		$1,249,907	38%	$284,090
Customer B		1,097,479	33%	-
Customer C		945,260	29%	-

	Total:	$3,292,646	100%	$284,090

All customers are located in the PRC.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b) Major vendors

For the three and nine months ended September 30, 2013, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

	Three months ended September 30, 2013		September 30, 2013
Vendor	Purchases	Percentage of purchases	Accounts payable, trade

Vendor A	$632,259	65%	$271,881
Vendor D	188,353	19%	122,435

Total:	$820,612	84%	$394,316

		Nine months ended September 30, 2013		September 30, 2013
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$1,749,701	60%	$271,881
Vendor D		637,400	21%	122,435
Vendor C		280,063	10%	-

	Total:	$2,667,164	91%	$394,316

		Three months ended September 30, 2012		September 30, 2012
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$1,055,036	59%	$368,020
Vendor B		411,892	23%	-
Vendor C		215,979	12%	128,075

	Total:	$1,682,907	94%	$496,095

		Nine months ended September 30, 2012		September 30, 2012
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$1,059,142	53%	$368,020
Vendor B		422,449	21%	-
Vendor C		336,741	17%	128,075

	Total:	$1,818,332	91%	$496,095

 All vendors are located in the PRC.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 11 COMMITMENTS AND CONTINGENCIES

The Company is committed under several non-cancelable operating leases for office premises and mining rights with the terms ranging from 1 to 10 years, with fixed monthly rentals or scheduled payments. Total rent expenses (excluding amortization of prepaid mining rights) for the nine months ended September 30, 2013 and 2012 was $85,985 and $63,052, respectively.

As of September 30, 2013, the Company has the aggregate future minimum rental payments due under these non-cancelable operating leases, as follows:

			Operating lease commitments
	Office premises	Mine operating rights	Total
Year ending September 30,
2014	$47,186	$-	$47,186
2015	-	-	-
2016	-	-	-
2017	-	-	-
2018	-	8,458,035	8,458,035

Total:	$47,186	$8,458,035	$8,505,221

NOTE – 12 SUBSEQUENT EVENTS

The company evaluated subsequent events through the date the financial statements were issued and filed with this Form10-Q. There were no subsequent events that required recognition or disclosure.

