Form 10-K
period 2013-12-31
CHINA SHOUGUAN MINING Corp
filed 2014-03-31
CIK 1493893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-K

ANNUAL REPORT UNDER THE SECURITIES ACT OF 1933

For the fiscal year ended December 31, 2013

Commission File No. 333-167964

CHINA SHOUGUAN MINING CORPORATION

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation

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

Large accelerated filer                                                 Accelerated filer

Non-accelerated filer                                           Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No x

Issuer's revenues for the year ended were $2,629,098.

As of March 31, 2014, there were 115,000,000 shares of our common stock issued and outstanding. The Company is now quoting at OTCQB for the symbol CHSO. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the $0.0001 par value price per share paid for the shares is approximately $7,318.

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

Revenues are derived from the sales of gold concentrates, the principal raw material used in gold smelting operation to produce gold. The mineral exploratory activities of the Cunli Ji Mine are outsourced to Chongqing Yitong Mine Construction Engineering Co., Ltd. (“CYMC”), an independent third-party subcontractor, and we only take possession of the gold concentrates when they are sold to smelters. At that time, the selling prices are determined from two factors, the amount of gold in the gold concentrates and the price of gold on the date of sale. The amount of gold in the gold concentrates is determined and agreed upon between the Company and the smelters and then the selling price is determined according to the official gold price at the time of sale as indicated by the Shanghai Gold Exchange (http://www.sge.sh), an entity governed by the PRC Government). On the consulting side, revenues are derived on a project-by-project basis and payment is collected as we complete our service as outlined in the scope of each individual project.  In order to minimize the effect of fluctuations of gold price and to achieve better economies of scale in operations, the Company decides to focus more on mine exploration.

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

On December 28, 2010, the Company’s Form S-1 registration statement (the “Registration Statement”) was declared effective by the SEC, allowing us to sell a total of 1,000,000 shares of our common stock and raise a total of $500,000, which we intend to use to implement our business operations (the “Offering”). The Offering was expired on June 26, 2011 as stated in the Registration Statement and the Board of Directors of the Company has held a special meeting and resolved to extend the offering period for an additional 180 days. On October 30, 2011, the Company consummated the sale to 19 accredited investors of an aggregate of 1,000,000 shares of its common stock, par value $0.0001, at a per share price of $0.201, or $201,000 in the aggregate, pursuant to certain subscription agreements. These shares were subsequently issued on January 12, 2012. This offering was the initial public offering of common stock of China Shouguan Mining Corporation. The Company is now quoting at OTCQB for the symbol CHSO.

On May 6, 2011, the Company, through its variable interest entity, Yantai Jinguan Investment Co., Ltd. (“Yantai”), entered into a lease agreement with Longkou Dayuan Gold Mining Co. Ltd., an unrelated third party being the legal owner and holding the mining license of the Dayuan gold mine (the “Lease Property”) regarding Dayuan Gold Mine. Under the agreement, the Company agrees to pay the aggregate rental payments of approximately $20 million for a term of 10 years commencing from April 1, 2011 through April 1, 2021 to obtain the right to manage and operate the Lease Property in the repayment schedule, whereas the Company is committed to pay $12 million equal to 6 years’ rental, no later than September 30, 2011 and the remainder will be paid no later than March 1, 2017. On September 25, 2011, both parties signed a Supplemental Agreement agreed to defer the aforesaid balance of payment of $6 million to March 31, 2012. On January 21, 2013, the payment was agreed to further extend to September 30, 2013. At present, the balance payable is around US$500,000 and both parties agreed to extend the payment to September 30, 2014.

In July 2013, the Yantai local government informed the Company that the Shandong Province has promulgated a new local regulation. The regulation stated that all underground mines in the territory which has a production of under 40,000 tonnes per year will all be forced to close down before the end of 2015. As such, since Cunli Ji Mine falls within the category, the Company decided to sell the mine for money and to invest in mines in other territories, which includes investing in mine exploration areas, and, acquiring or leasing some tailings environmental protection projects.

On 21st February 2014 SSIC acquired 99% shareholdings of Daxinganling Yiguanyuan Mining Investment Company Limited (“DYM”) for a consideration of RMB4,000,000. DYM focuses on mine exploration in the Daxinganling area in the Heilongjiang Province in north-eastern part of China. DYM has signed a Memorandum of Understanding with Daxinganling Guolin Mining Company Limited, a wholly-owned subsidiary of the Daxinganling local government in July 2013, which stated that the two parties would cooperate together to explore the precious metals mines in the Daxinganling area. The exploration activities are expected to launch in the second quarter of 2014.

On 31st March 2014, the Company signed an agreement with Yantai Jinjian Smelting Technology Limited (85%) and Yantai Jihao Trading Limited (15%), where 100% interests in XinGuan was transferred for a total consideration of RMB45,000,000. It resulted in a profit of RMB9,000,000 for the Company compared with the original acquisition consideration in 2010.

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

Yantai JinGuan Investment Limited (“JinGuan”) was incorporated in Yantai, the PRC and is a subsidiary held 99% by SSIC. JinGuan represents the investment management platform for operational and financial management of our current gold mine projects (i.e. Cunli Ji Mine and Dayuan Mine). Another business function of JinGuan is to undertake geological exploratory work for gold mines as well as to provide technical consulting services. As a subsidiary of SSIC and its management platform in Shandong province, JinGuan is required to report regularly to SSIC in terms of the daily operation and the progress of development of the two gold mines.

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

As a result of the selling of Cunli Ji Mine the Company decides to restructure the VIE structure of the whole group in the first quarter of 2014.

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

It was further renewed for another year to September 30, 2012. On October 1, 2012, XinGuan entered into a new Construction Project Agreement with Chongqing Yitong Mine Construction Engineering Co. Ltd (“CYMC”) for one year to replace WMEC after the termination of the contract. For the Dayuan Mine, we continue to engage WMEC in mine exploration.

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

Mineral exploration was temporary halted in the Cunli Ji Mine Area due to the Chinese New Year holiday in February 2013 and ore exploration was resumed in March 2013. Hence gold concentrate was produced in January 2013 only. For the twelve months ended December 31, 2013, total gold ore production of the Cunli Ji Mine Area was approximately 9,667.56 tons or a monthly average of 966.76tons (using a 10-month average), with an average gold grade of 5.67 g/t. Gold concentrate sold for the period was 41.26kg. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 31.59 tons/day (10-month average) during the fiscal year 2013.

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
Highway
Zhaoyuan City
Qixia City
Laishan
Wendeng City
Rongcheng City
Laiyang City
Rushan City
Laixi City
Haiyang City
Yellow Sea
120°
121°
122°
37°

Map Of Shandong Province
Date: August 12 , 2010

20 0 20 40 60 10km

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

The DY-117 Mine Area consists of one gold vein numbered 117, consisting of 2 ore bodies, namely 117-(1) and 117-(2). Overall strike of the ore bodies is 45°, dipping 76°~ 85° towards SE. Ore body 117-(1) strikes 45° and with dipping 76°

85°towards SE. The tendency length of the ore body within the mine is 580m. The vein is continuous and even in thickness ranging from 0.25m to 1.23m, with an average of 0.65m. Gold grade of the ore body ranges from 1.36 Au g/ton to 9.87 Au g/ton, with an average of 4.44 Au g/ton. Ore body 117-(2) strikes 45° to 65° and with dipping 66°~ 77°towards NW. Its NE end is merged with the ore body 117-(1). The tendency length of the ore body is also 580m. The vein is continuous and even in thickness ranging from 0.24m to 1.34m, with an average of 0.66m. Gold grade of the ore body is estimated to range from 1.54 Au g/ton to 12.12 Au g/ton, with an average of 5.07 Au g/ton.

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

The Dayuan Mine commenced exploratory operation in July 2011. Mineral exploration was temporary halted in the Dayuan Mine Area in March 2013 and December 2013. Gold ore extraction of the Dayuan Mine for the twelve months ended December 2013 was approximately 19,079 tons of gold ore or a monthly average of 1,907.90 tons (using a 10-month average), with an average gold grade of 4.31 g/t. Gold concentrate sold for the twelve months ended December 31, 2013 was 56.19 kg, respectively. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 62.97 tons/day (10-month average) during the fiscal year 2013..

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

In July 2013, the Yantai local government informed the Company that the Shandong Province has promulgated a new local regulation. The regulation stated that all underground mines in the territory which has an production of under 40,000 tonnes per year will all be forced to close down before the end of 2015. As such, since Cunli Ji Mine falls within the category, the Company decided to sell the mine for money and to invest in mines in other territories, which includes investing in mine exploration areas, and, acquiring or leasing some tailings environmental protection projects.

On 21st February 2014 SSIC acquired 99% shareholdings of Daxinganling Yiguanyuan Mining Investment Company Limited (“DYM”) for a consideration of RMB4,000,000. DYM focuses on mine exploration in the Daxinganling area in the Heilongjiang Province in north-eastern part of China. DYM has signed a Memorandum of Understanding with Daxinganling Guolin Mining Company Limited, a wholly-owned subsidiary of the Daxinganling local government in July 2013, which stated that the two parties would cooperate together to explore the precious metals mines in the Daxinganling area. The exploration activities are expected to launch in the second quarter of 2014.

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

Messrs. Feize Zhang, our principal executive officer, Terry Tsao, our principal financial officer and JingFeng Lv, our chief technical officer, have extensive contacts and experience in the gold exploration and natural resource industry in China and we are dependent upon their abilities and services to develop and market our business. They are responsible for overseeing all of our day-to-day business operations in the PRC of our operating company, BSL, and its subsidiaries and VIEs, including the mining operations and negotiations for the sales of any gold concentrates extracted. We may not be able to retain these executive officers/managers for any given period of time. The loss of their services could have a material adverse effect upon our business operations, financial condition and results of operations. In addition, we must attract, recruit and retain a sizeable workforce of technically competent employees in the PRC to run our mining operations. Our ability to effectively implement our proposed business strategies and expand our operations will depend upon the successful recruitment and retention of additional highly skilled and experienced management and other key personnel in the PRC. If we cannot maintain highly experienced and skilled management teams, our business could fail and you could lose any investment you make in our shares.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not currently own any properties.

The Company’s headquarters is located in Futian District, Shenzhen, China. The address is Room 3207, New World Center, 6009 Yitian Road, Futian District, Shenzhen, China. The monthly rental for the office is $3,480 with a contract lease period from March 1, 2009 to March 1, 2011. The contract was renewed in March 2011 for a year from March 1, 2011 to March 1, 2012 and the monthly rental is $6,360. The contract was further renewed in March 2012 for two years from March 1, 2012 to Feburary 28, 2014 and the monthly rental is increased to $ 7,936. The contract was further renewed in March 2014 for two years from March 1, 2014 to February 28, 2016 and the monthly rental is remained the same.

The Company has a branch office in the City of YanTai, ShanDong, China with the address of Room 501-503, Lantian International Building, 59 Changjiang Road, Development District, Yantai, China with a contract lease period from March 1, 2013 to February 28, 2014 and annual rental of RMB 93749.4. The contract was further renewed in February 2014 for one year from March 1, 2014 to February 28, 2015 and the monthly rental is remained the same.

On May 6, 2011, the Company, through its variable interest entity, Yantai Jinguan Investment Co., Ltd. (“Yantai”), entered into a lease agreement with Longkou Dayuan Gold Mining Co. Ltd., an unrelated third party being the legal owner and holding the mining license of the Dayuan gold mine (the “Lease Property”) regarding Dayuan Gold Mine. Under the agreement, the Company agrees to pay the aggregate rental payments of approximately $20 million for a term of 10 years commencing from April 1, 2011 through April 1, 2021 to obtain the right to manage and operate the Lease Property in the repayment schedule, whereas the Company is committed to pay $12 million equal to 6 years’ rental, no later than September 30, 2011 and the remainder will be paid no later than March 1, 2017. On September 25, 2011, both parties signed a Supplemental Agreement agreed to defer the aforesaid balance of payment of $6 million to March 31, 2012. On January 21, 2013, the payment was agreed to further extend to September 30, 2013. At present, the balance payable is around US$500,000 and both parties agreed to extend the payment to September 30, 2014.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company is now quoting at OTCQB for the symbol CHSO. Pursuant to a registration statement on Form S-1 filed with the SEC on July 1, 2010 and made effective on December 28, 2010, we closed the offering on October 30, 2011. This offering was the initial public offering of common stock of China Shouguan Mining Corporation.

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

Income Statement Data:	Year ended December 31,
	2013	2012
Sales revenue
-Product	$2,629,098	$3,830,571
-Service	$-	$-
	$2,629,098	$3,830,571
Cost of sales
-Product	$(3,243,600)	$(3,002,662)
-Service	$-	$-
	$(3,243,600)	$(3,002,662)
Gross (loss) profits	$(614,502)	$827,909
Administrative expenses	$(985,354)	$(828,324)
Interest expenses	$(152,759)	$(210,849)
Interest income	$994	$1,386
Income tax expenses	$(13,693)	$(322,091)
Loss from discontinued operations, net of taxes	$(834,622)	$(1,165,054)
-Net (loss) income	$(2,599,936)	$(1,697,023)

Net loss per share– Basic and diluted	$(0.02)	$(0.02)

Net loss per share from continuing operations– Basic and diluted	$(0.01)	$(0.00)

Net loss per share from discontinued operations – Basic and diluted	$(0.01)	$(0.01)

Balance Sheet Data:	Dec 31, 2013	Dec 31, 2012
Cash and cash equivalents	$248,983	$193,706
Total assets	$17,103,327	$14,718,496
Total liabilities	$13,530,010	$9,256,589
Total stockholders' equity	$3,753,317	$5,461,907

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

Revenues are derived from the sales of gold concentrates, the principal raw material used in gold smelting operation to produce gold. The mineral exploration activities of the Cunli Ji Mine are outsourced to an independent third contractor and we only take possession of the gold concentrates when they are sold to smelters. At that time, the selling prices are determined from two factors, the amount of gold in the gold concentrates and the price of gold on the date of sale. The amount of gold in the gold concentrates is determined and agreed between the Company and the smelters and then the selling price is determined according to the official gold price at the time of sale as indicated by the Shanghai Gold Exchange (http://www.sge.sh), an entity governed by the PRC Government.  In order to minimize the effect of fluctuations of gold price and to achieve better economies of scale in operations, the Company decides to focus more on mine exploration.

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

On May 6, 2011, we, through our VIE, Yantai Jinguan Investment Co., Ltd. (“Jinguan”), entered into a lease agreement with Longkou Dayuan Gold Mining Co. Ltd., an unrelated third party being the legal owner and holding the mining license of the Dayuan Gold Mine (“Dayuan Mine”) regarding Dayuan Gold Mine. Under the agreement, we agreed to pay the aggregate rental payments of approximately $20 million for a term of 10 years commencing from April 1, 2011 through April 1, 2021 to obtain the right to manage and operate Dayuan Gold Mine in the repayment schedule, whereas we are committed to pay an upfront payment of $12 million equal to 6 years’ rental, no later than September 30, 2011 and the remainder will be paid no later than March 1, 2017. On September 25, 2011, both parties signed a Supplemental Agreement agreed to defer the balance of the upfront payment amounted to $6 million to March 31, 2012. On March 30, 2012, the payment was agreed to extend further to September 30, 2012 and then subsequently to September 30, 2013. At present, the balance payable is around US$500,000 and both parties agreed to extend the payment to September 30, 2014.Concurrently, we entered into an equipment transfer agreement (the “Transfer Agreement”) with Longkou Datong Industry and Trade Co., Ltd. for the acquisition of mining assets and auxiliary equipment currently being used in the Dayuan Gold Mine at a purchase price of approximately $2.3 million. As of December 31, 2012, the Company made the prepayment for mining rights of $13.1 million.

Cunli Ji Mine

Mineral exploration was temporary halted in the Cunli Ji Mine Area due to the Chinese New Year holiday in February to March 2013, ore exploration was resumed in April 2013. Hence gold concentrate was produced in January 2013 only. For the twelve months ended December 31, 2013, total gold ore exploration of the Cunli Ji Mine Area was approximately 9,668 tons or a monthly average of 966.76 tons (using a 10-month average), with an average gold grade of 5,67 g/t. Gold concentrate sold for the year was 41.26 kg. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 31.59 tons/day (10-month average) during the fiscal year 2013.

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

Dayuan Mine

We do not own the Dayuan Mine. We leased the mine through Jinguan. The Dayuan Mine is currently owned by Longkou Dayuan Gold Mining Co. Ltd. (“LDGM”). Based on the lease agreement signed by LDGM and Jinguan, LDGM leased the Dayuan Mine to Jinguan for a term of 10 years from April 1, 2011 to April 1, 2021 for a total rental payment of RMB130 million (approximately $20 million). Jinguan was committed to pay an upfront payment of $12 million no later than September 30, 2011 and the remainder will be paid no later than March 1, 2017. A portion of upfront payment amounted to $6 million was paid before September 30, 2011, whilst payment of the remaining portion ($6 million) was agreed to defer to September 30, 2012. On January 21, 2013, the payment was agreed to further extend to September 30, 2013. At present, the balance payable is around US$500,000 and both parties agreed to extend the payment to September 30, 2014. Under this agreement, we own the operating right and income right of the Dayuan Mine.

The Dayuan Mine has one exploration right and one mining right, which are granted by the Land and Resources Authority of Shandong Province and are unpatented. The concession period of the mining right is from 29 December 2010 to 29 December 2013. The mine is 0.3475 sq, km in area and is deposited in a lode or vein filled with mineral in the rock.

The Dayuan Mine commenced exploratory operation in July 2011. Mineral exploration was temporary halted in the Dayuan Mine Area in March 2013 and December 2013. Gold ore extraction of the Dayuan Mine for the twelve months ended December 2013 was approximately 19,079 tons of gold ore or a monthly average of 1,907.90 tons (using a 10-month average), with an average gold grade of 4.31 g/t. Gold concentrate sold for the twelve months ended December 31, 2013 was 56.19 kg, respectively. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 62.97 tons/day (10-month average) during the fiscal year 2013.

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

The following table set forth key components of our results of operations for the year ended December 31, 2013 compared to the year ended December 31, 2012. All numbers referenced are in U.S. Dollars:

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012:

	Year ended December 31,
	2013	2012	Increase (Decrease)	% Increase ( Decrease)
Sales revenue
-Product	$2,629,098	3,830,571	(1,201,473)	(31.37%)
-Service	$-	-	-	-
Total revenue, net	$2,629,098	3,830,571	(1,201,473)	(31.37%)
Cost of sales
-Product	$(3,243,600)	(3,002,662)	240,938	8.02%)
-Service	$-	-	-	-
	$(3,243,600)	(3,002,662)	240,938	8.02%)
Gross (loss) profits	$(614,502)	827,909	(1,442,411)	(174.22%)
Administrative expenses	$(985,354)	(828,324)	157,030	18.96%
Loss from operations	$(1,599,856)	(415)	1,599,441	385407.47%
Interest expenses	$(152,759)	(210,849)	(58,090)	(27.55%)
Interest income	$994	1,386	(392)	(28.28%)
Loss before income tax	$(1,751,621)	(209,878)	1,541,743	231.85%
Income tax expenses	$(13,693)	(322,091)	(330,432)	(95.75%)

Loss from continuing operations,	$(1,765,314)	(531,969)	1,233,345	(231.85%)
Loss from discontinued operations, net of taxes	$(834,622)	(1,165,054)	(330,432)	(28.36%)
NET LOSS	$(2,599,936)	(1,697,023)	902,913	53.21%
Other comprehensive income:
- Foreign currency translation adjustment	$116,479	178,203	(61,724)	(34.64%)
COMPREHENSIVE LOSS	$(2,483,457)	(1,518,820)	964,637	63.51%
Weighted average common stock outstanding	124,791,209	110,041,096
Net loss per share (Basic and diluted)	$(0.02)	(0.02)
Net loss per share from continuing operations (Basic and diluted)	$(0.01)	(0.00)
Net loss per share from discontinued operations (Basic and diluted)	$(0.01)	(0.01)

NM: Not meaningful

Net Revenues

We commenced gold mineral exploration activity in May 2009 and began selling of gold concentrate in July 2009. Gold concentrate is mainly sold to smelting plants in the Shandong Province, PRC. Apart from the selling of gold concentrate, we also provide mining consulting and technical services through our own experts.

Revenue for the years ended December 31, 2013 and 2012 comprised the following:

	Year ended December 31,
	2013	%	2012	%
Sales revenue
-Product	$2,629,098	100.00	$3,830,571	100.00
-Service	$-	-	$-	-
	$2,629,098	100.00	$3,830,571	100.00
Cost of sales
-Product	$(3,243,600)	100.00	$(3,002,662)	100.00
-Service	$-	-	$-	-
	$(3,243,600)	100.00	$(3,002,662)	100.00

Gross (loss) profits
-Product	$(614,502)	100.00	$827,909	100.00
-Service	$-	-	$-	-
Gross (loss) profits	$(614,502)	100.00	$827,909	100.00

Gross profit margin
-Product	-23.37%	n/a	21.61%	n/a
-Service	-	n/a	-	n/a

Net revenue for the year ended December 31, 2013 was $2,629,098, of which $2,629,098 was the sales of gold concentrate, which accounted for 100% of the total revenue. No revenue was derived from service provision for the year ended December 31, 2013.

Sales revenue derived from sales of gold concentrate for the year ended December 31, 2013 decreased to $2,629,098, a decrease of $1,201,473, or 31.37%, from sales revenue of $3,830,571 for the year ended December 31, 2012. The decrease of revenue derived from product sales for the year ended December 31, 2013 when comparing with the corresponding period in 2012 was mainly attributable to a decrease in gold concentrate sold as a result of comparatively lowered gold grade in the area mined during the year ended December 31, 2013 and the decrease of world’s gold price. About 100% of gold concentrates were sold to one unrelated party, Shandong Jiaojin Gold & Silver Refinery Co., Ltd. for the year ended December 31, 2013.

Cost of Revenue

Cost of revenue for the years ended December 31, 2013 and 2012 were $3,243,600 and $3,002,662, respectively, and consisted primarily of direct materials, direct labor, extracting fees, other operating overhead, and mining related depreciation and amortization, which were primarily attributable to the sales of gold concentrates. Shipping and handling costs associated with the distribution of our products were borne by the customers. The increase in cost of revenue for the year ended December 31, 2013 when comparing with the corresponding period in 2012 was mainly attributable to the increase in the construction cost in the Dayuan Mine in 2013.

Gross (Loss) Profit

We recorded a gross loss of $614,502 for the year ended December 31, 2013, a decrease of $1,442,411, or 174.22%, from gross profit of $827,909 for the year ended December 31, 2012. The decrease was mainly attributable to the decrease in sales volume of gold concentrate. For the year ended December 31, 2013, our gross loss margin for the sales of gold concentrate was 23.37%. Gross profit margin for the year ended December 31, 2012 were 21.61% for the sales of gold concentrate. The gross loss margin of product sales was due to the decrease in product sales revenues.

General and Administrative Expenses

General and administrative expenses comprised mainly of salaries and staff welfare expenses, legal and professional fees, entertainment expenses, traveling and hotel accommodation expenses and office expenses. General and administrative expenses for the year ended December 31, 2013, increased by $157,030 or 18.96%, from $828,324 to $985,354 for the same comparable period in 2012. The increase in general and administrative expenses was due to the hiring of additional staff, the increased costs in connection with improving the internal controls and additional expenses related to the development of the mining business.

Income Tax Expense

Income tax expense amounted to $13,693 for the year ended December 31, 2013 and $322,091 for the year ended December 31, 2012. The decrease in income tax expense was primarily attributable to the decrease in income before income tax.

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

British Virgin Islands

Under the current BVI law, BSL is not subject to tax on its income or profits. In addition, dividends and capital gains from our investments in the BVI are not subject to income taxes and no withholding tax is imposed on payments of dividends to the Company. For the years ended December 31, 2013 and 2012, BSL generated an operating loss of $97,044 and $87,908, respectively.

Hong Kong

GWIL is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. For the years ended December 31, 2013 and 2012, GWIL suffered from an operating loss of $3,029 and $3,153.

The PRC

We have generated all of our income through our subsidiaries and VIEs operating in the PRC for the years ended December 31, 2013 and 2012. Effective from January 1, 2008, all entities in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%.

Net Loss

We recorded a net loss of $2,599,936 for the year ended December 31, 2013, an increase of $902,913 from a net loss of $1,697,023 million for the year ended December 31, 2012. The increase in net loss was mainly attributable to the decrease in sales income.

Liquidity and Capital Resources

Our primary liquidity needs are to fund operational expenses, capital expenditures and potential acquisition of gold mining properties in the Shandong province. To date, we have financed our working capital requirements and capital expenditures through internally generated cash and capital contribution from our existing shareholders.

As of December 31, 2013, our current assets were $9,466,772 and our current liabilities were $13,288,353. Cash and cash equivalents totaled $248,983 as of December 31, 2013. Stockholders’ equity at December 31, 2013 was $3,753,317.

Net cash provided by operating activities was $2.47 million for the year ended December 31, 2013 as compared to $0.05 million for the year ended December 31, 2012. Net cash provided by operating activities increased by $2.42 million was primarily due to the decrease in accounts receivable and other receivables and prepayment, and the increase in other payable and accrued liabilities.

Net cash used in investing activities amounted to $6.15 million for the year ended December 31, 2013 as compared to net cash used in investing activities of $0.62 million for the year ended December 31, 2012. Net cash used in investing activities increased by $5.53 million was primarily due to the payments on Dayuan mining rights of $6.06 million in 2013 compared with payment of $0 million in 2012, and the decrease of payments in construction in progress of $0.57million.

Net cash provided by financing activities amounted to $3.7 million for the year ended December 31, 2013 as compared to net cash provided by financing activities of $0.4 million for the year ended December 31, 2012. Net cash provided by financing activities decreased by $3.3 million, primarily due to the decrease in proceeds from and increase in repayments to notes and loans payable to various third parties.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, financings or other relationships.

Amount Due to a Related Party

As of December 31, 2013 and 2012, amount due to a related party represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

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

For the years ended December 31, 2013 and 2012, the Company contributed $164,618 and $141,117 to statutory reserve, respectively.

Commitments and Contingencies

The Company is committed under several non-cancelable operating leases for office premises and mining rights with the terms ranging from 1 to 10 years, with fixed monthly rentals or scheduled payments. Total rent expenses (excluding amortization of prepaid mining rights) for the years ended December 31, 2013 and 2012 was $113,616 and $91,749, respectively.

As of December 31, 2013, the Company has the aggregate future minimum rental payments due under various non-cancelable operating leases in the next three years:

	Operating lease commitments
	Office premises	Mine operating rights	Total
Year ending December 31,
2014	$47,447	$-	$47,447
2015	-	-	-
2016	-	-	-
2017	-	8,505,070	8,505,070
2018	-	-	-

Total:	$47,447	$8,505,070	$8,552,517

Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2013 up through the date the Company issued the audited consolidated financial statements. During the period, the Company has the following material recognizable subsequent events:

On 21st February 2014 SSIC acquired 99% shareholdings of Daxinganling Yiguanyuan Mining Investment Company Limited (“DYM”) for a consideration of RMB4,000,000. DYM focuses on mine exploration in the Daxinganling area in the Heilongjiang Province in north-eastern part of China. DYM has signed a Memorandum of Understanding with Daxinganling Guolin Mining Company Limited, a wholly-owned subsidiary of the Daxinganling local government in July 2013, which stated that the two parties would cooperate together to explore the precious metals mines in the Daxinganling area. The exploration activities are expected to launch in the second quarter of 2014.

On 31st March 2014, the Company signed an agreement with Yantai Jinjian Smelting Technology Limited (85%) and Yantai Jihao Trading Limited (15%), where 100% interests in XinGuan was transferred for a total consideration of RMB45,000,000. It resulted in a profit for RMB9,000,000 for the Company compared with the original acquisition consideration in 2010.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s results of operations and liquidity and capital resources are based on our audited consolidated financial statements for the years ended December 31, 2013 and 2012, which have been prepared in accordance with U.S. GAAP. In connection with the preparation of consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. The assumptions, estimates and judgments included within these estimates are based on historical experience, current trends and other factors we believe to be relevant at the time the consolidated financial statements were prepared. On a regular basis, the accounting policies, assumptions, estimates and judgments are reviewed to ensure that the consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the assumptions and estimates, and such differences could be material.

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

With the above agreements, SBCL demonstrates its ability to control SSIC, JinGuan and XinGuan as the primary beneficiary and the operating results of the VIEs are included in the consolidated financial statements for the years ended December 31, 2013 and 2012.

As a result of the selling of Cunli Ji Mine the Company decides to restructure the VIE structure of the whole group in the first quarter of 2014.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to the following concentrations of risk:

(a) Major customers

For the years ended December 31, 2013 and for 2012, the customers who account for 10% or more of the Company’s revenues and its outstanding balance at year-end date, are presented as follows:

		Year ended December 31, 2013		December 31, 2013
Customer		Revenue	Percentage of revenue	Accounts receivable, trade

Customer D		$2,629,098	100%	$-
		Year ended December 31, 2012		December 31, 2012
Customer		Revenue	Percentage of revenue	Accounts receivable, trade

Customer D		$2,698,546	70%	$966,975
Customer F		1,100,374	29%	-

	Total:	$3,798,920	99%	$966,975

For the years ended December 31, 2013 and 2012, 100% of the Company’s sales were derived from customers located in the PRC.

(b) Major vendors

For the years ended December 31, 2013 and for 2012, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at year-end date are presented as follows:

	Year ended December 31, 2013		December 31, 2013
Vendor	Purchases	Percentage of purchases	Accounts payable, trade

Vendor D	$686,347	100%	$508,659

		Year ended December 31, 2012		December 31, 2012
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor D		$832,071	69%	$505,110
Vendor F		375,104	31%	$-

	Total:	$1,207,175	100%	$505,110

For the years ended December 31, 2013 and 2012, 100% of the Company’s purchases were derived from vendors located in the PRC.

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

Item 8. Financial Statements

The financial statements for the year ended December 31, 2013 and 2012 are included here in their entirety and can be found at the end of this annual report immediately following the Signatures on page 51.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures for the year ended December 31, 2013, or since inception.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Age	Position(s)
Feize Zhang Room 3207, New World Center, 6009 Yitian Road, Futian District, Shenzhen, PR China	46	Chairman, Principal Executive Officer

Jingfeng Lv Room 501-505, Lantian International Building, 59 Changjiang Road, Development District, Yantai, PR China	55	Chief Technical Officer

Terry Tsao Room 3207, New World Center, 6009 Yitian Road, Futian District, Shenzhen, PR China	49	Principal Financial Officer

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

Mr. Terry Tsao - Principal Financial Officer

Mr. Tsao became the Principal Financial Officer of the Company since December 30, 2013. Mr. Tsao has over 20 years experience in auditing, finance and listed public company controller and CFO experience. Prior to joining the Company, Mr. Tsao was the Financial Controller and Company Secretary of Ningbo WanHao Holdings Company Limited whose shares are listed on the Growth Enterprise Market of the Stock Exchange of Hong Kong (stock code: 8249). He is also the Independent Non-executive Director of Uni-Bio Science Group Limited whose shares are listed on the Main Board of the Stock Exchange of Hong Kong (stock code: 690) since May 7, 2010. Mr. Tsao holds a Master of Business Administration degree from the University of Warwick. He is a Certified Public Accountant of the Hong Kong Institute of Certified Public Accountants and member of Institute of Chartered Accountants of New Zealand, Institute of Chartered Secretaries and Administrators, Australasian Institute of Banking & Finance plus Bankers' Institute of New Zealand. Mr. Tsao devotes 50% of his time to the business of our Company.

Key Employees

We have three key employees who are Mr. Chaoyang Liu, Mr. Degen Wu and Mr. Jinfeng Yu.

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

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Feize Zhang CEO and Chairman (1) K F Lam CFO (2) Terry Tsao CFO (3) Jingfeng Lv CTO (4)	2012 2013 2012 2013 2012 2013 2012 2013	$9,127 $9,293 $0 $0 $0 $3,868 $0 $0	- - - - -	- - - - -	- - - - -	- - - - -	- - - - -	- - - - -	- - - - -

(1) Mr. Zhang's salary is RMB4,800 per month resulting in $9,293 and $9,127 for 2013 and 2012, respectively.

(2) Mr. Lam's salary is RMB0 per month resulting in $0 and $0 for 2013and 2012 respectively.

(3) Mr. Tsao's salary is HKD20,000 (or $2,578) per month in 2013, he joined the company as IR Director since 15 October 2013 (with HKD10,000 (or $1,289) per month and was promoted to CFO on 30 December 2013, resulting in $3,868 for 2013.

(4) No salary was paid to Jingfeng Lv in 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Feize Zhang	-	-	-	-	-	-	-	-	-
K F Lam	-	-	-	-	-	-	-	-	-
Jingfeng Lv	-	-	-	-	-	-	-	-	-

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Feize Zhang	$9,293	-	-	-	-	-	-

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

Future Sales by Existing Stockholders

A total of 15,000,000 shares have been issued to the existing stockholders, and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition. Any sale of shares held by the existing stockholders (after applicable restrictions expire) and/or the sale of shares purchased in our initial public offering (which would be immediately resalable after the offering), may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance.

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

Amount Due to a Related Party

As of December 31, 2013 and 2012, amount due to a related party were $182,432 and $197,287 respectively. These represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

For the fiscal year ended December 31, 2013, HKCMCPA Company Limited billed $75,000 for the audit of our annual financial statements, the review of our Form 10-Q and 10-K filings and for the review of our registration statements.

For the fiscal year ended December 31, 2012, HKCMCPA Company limited billed $75,000 for the audit of our annual financial statements, the review of our Form 10-Q and 10-K filings and for the review of our registration statements.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2013 and 2012.

Tax Fees

For the fiscal years ended December 31, 2013 and 2012, HKCMCPA Company Limited billed no fees for tax compliance, tax advice and/or tax planning services.

All Other Fees

There were no fees billed by HKCMCPA Company Limited, other than for the services described above, for fiscal years 2013 and 2012.

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

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated on March 31, 2014.

China ShouGuan Mining Corporation, Registrant

By: /s/ Feize Zhang

Feize Zhang, Chairman and Principal Executive Officer

By: /s/ Terry Tsao

Terry Tsao , Principal Financial Officer

CHINA SHOUGUAN MINING CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

China ShouGuan Mining Corporation

We have audited the accompanying consolidated balance sheets of China ShouGuan Mining Corporation and its subsidiaries (“the Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders’ equity for the years ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited

Certified Public Accountants

Hong Kong, China

March 31, 2014

CHINA SHOUGUAN MINING CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$248,983	$193,706
Accounts receivable	-	966,975
Deposits and prepayments	96,854	454,479
Prepaid mining rights, current	2,158,979	2,100,072
Assets held for sale	6,961,956	7,054,861
Total current assets	9,466,772	10,770,093

Non-current assets:
Prepaid mining rights, non-current	5,131,944	1,116,326
Property, plant and equipment, net	2,504,611	2,832,077
TOTAL ASSETS	$17,103,327	$14,718,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$508,659	$507,143
Amount due to a related party	182,432	197,287
Income tax payable	-	248,235
Loans payable, unsecured	9,427,468	6,730,747
Note payable, related party	1,406,608	63,639
Accrued liabilities and other payable	1,762,312	252,672
Liabilities held for sale	874	400,996
Total current liabilities	13,288,353	8,400,719

Long-term liabilities:
Note payable, related party	-	525,018
Loans payable, unsecured	241,657	330,852

Total long-term liabilities	241,657	855,870

Total liabilities	13,530,010	9,256,589

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized; 115,000,000 and 123,000,000 shares issued and outstanding, respectively	11,500	12,300
Additional paid-in capital	8,899,597	12,698,797
Subscription receivables	(718,459)	(5,113,326)
Statutory reserve	645,781	481,163
Accumulated other comprehensive income	488,496	372,017
Accumulated deficit	(5,753,598)	(2,989,044)

Total stockholders’ equity	3,573,317	5,461,907

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,103,327	$14,718,496

See accompanying notes to consolidated financial statements.

 CHINA SHOUGUAN MINING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2013	2012

Revenues, net	$2,629,098	$3,830,571

Cost of revenue
Mining operating cost	(819,724)	(498,989)
Exploration and development expenses	-	(77,663)
Mining related depreciation and amortization	(2,423,876)	(2,426,010)
Total cost of revenue	(3,243,600)	(3,002,662)

Mining gross (loss) profits	(614,502)	827,909

Operating expenses:
General and administrative	(985,354)	(828,324)
Total operating expenses	(985,354)	(828,324)

Loss from operations	(1,599,856)	(415)

Other income :
Interest income	994	1,386
Interest expense	(152,759)	(210,849)

Loss before income taxes	(1,751,621)	(209,878)

Income tax expense	(13,693)	(322,091)

Loss from continuing operating	(1,765,314)	(531,969)
Loss from discontinued operations, net of taxes	(834,622)	(1,165,054)
NET LOSS	$(2,599,936)	$(1,697,023)

Other comprehensive income:
- Foreign currency translation gain	116,479	178,203

COMPREHENSIVE LOSS	$(2,483,457)	$(1,518,820)

Net loss per share– Basic and diluted	$(0.02)	$(0.02)

Net loss per share from continuing operations– Basic and diluted	$(0.01)	$(0.00)

Net loss per share from discontinued operations – Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding	124,791,209	110,041,096

See accompanying notes to consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,599,936)	$(1,697,023)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property, plant and equipment	421,982	431,710
Amortization of prepaid mining rights	2,129,661	2,091,652
Loss on disposal of property, plant and equipment	252	-
Changes in operating assets and liabilities:
Accounts receivable	1,252,658	(1,001,379)
Deposits and prepayments	422,826	(144,655)
Accounts payable	(315,130)	13,540
Income tax	(251,733)	247,240
Accrued liabilities and other payable	1,380,616	107,582
Other, net	25,307	(1,388)

Net cash provided by operating activities	2,466,503	47,279

Cash flows from investing activities:
Payments on leased mining rights	(6,059,860)	-
Purchase of plant and equipment	(90,234)	(44,137)
Payments on construction in progress	-	(573,082)

Net cash used in investing activities	(6,150,094)	(617,219)

Cash flows from financing activities:
Proceeds from private placement, net of expense	594,867	1,886,674
Proceeds from short-term bank borrowing	887,359	-
Repayment to short-term bank borrowing	(887,359)	-
Proceeds from loans payable	4,255,289	1,396,507
Repayment to loans payable	(1,878,562)	(3,454,564)
Issuance of note to a related party	887,359	586,297
Repayment to a related party	(112,130)	(13,794)

Net cash provided by financing activities	3,746,823	401,120

Effect of exchange rate changes on cash and cash equivalents	(7,955)	55,490

NET CHANGE IN CASH AND CASH EQUIVALENTS	55,277	(113,330)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	193,706	307,036

CASH AND CASH EQUIVALENTS, END OF YEAR	$248,983	$193,706

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$265,426	$74,851
Cash paid for interest	$152,863	$128,167

NON-CASH TRANSACTIONS:
Settlement of notes payable in lieu of common stock	$-	$4,023,618

 See accompanying notes to consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in capital	Subscription receivable	Statutory reserve	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity
	No. of shares	Amount

Balance as of January 1, 2012	101,000,000	$10,100	$1,677,379	$-	$340,046	$193,814	$(1,150,904)	$1,070,435

Shares issued for sale of common stock, net of expense	14,000,000	1,400	6,998,600	(5,113,326)	-	-	-	1,886,674
Shares issued for settlement of notes payable	8,000,000	800	4,022,818	-	-	-	-	4,023,618
Appropriation to statutory reserve	-	-	-	-	141,117	-	(141,117)	-
Foreign currency translation adjustment	-	-	-	-	-	178,203	-	178,203
Net loss for the year	-	-	-	-	-	-	(1,697,023)	(1,697,023)
Balance as of December 31, 2012	123,000,000	$12,300	$12,698,797	$(5,113,326)	$481,163	$372,017	$(2,989,044)	$5,461,907

Shares issued for sale of common stock	2,000,000	200	1,199,800	(718,459)	-	-	-	481,541
Proceeds from share subscription	-	-	-	113,326	-	-	-	113,326
Cancellation of shares issued	(10,000,000)	(1,000)	(4,999,000)	5,000,000	-	-	-	-
Appropriation to statutory reserve	-	-	-	-	164,618	-	(164,618)	-
Foreign currency translation adjustment	-	-	-	-	-	116,479	-	116,479
Net loss for the year	-	-	-	-	-	-	(2,599,936)	(2,599,936)

Balance as of December 31, 2013	115,000,000	$11,500	$8,899,597	$(718,459)	$645,781	$488,496	$(5,753,598)	$3,573,317

See accompanying notes to consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND BACKGROUND

China ShouGuan Mining Corporation (“CHSO” or “the Company”) was incorporated in the State of Nevada on May 4, 2010.

The Company, through its subsidiaries and variable interest entities, is principally engaged in the project management of gold mining operations in China. As of December 31, 2013, the Company commenced two mining projects, the Cunli Ji Gold Mine and the Dayuan Gold Mine which are located in Shandong Province, the PRC.

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

BSL was incorporated in the British Virgin Islands (the “BVI”) on December 17, 2009 as a limited liability company with registered share capital of $50,000, divided into 50,000 common shares of US$1 par value each, for the purpose of holding 100% equity interest in Golden Wide International Limited (“ GWIL ”).

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Details of subsidiaries and VIEs

The details of the Company’s subsidiaries and VIEs are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/registered share capital	Effective interest held

Bei Sheng Limited (“BSL”)	British Virgin Islands, a limited liability company	Investment holding in GWIL and provision of mining technical advice	50,000 issued shares of US$1 each	100%

Golden Wide International Limited (“ GWIL ”)	Hong Kong, a limited liability company	100%-investment holding in SBCL and provision of mining technical advice	10,000 issued ordinary shares of HK$1 each	100%

Shoujin Business Consulting (Shenzhen) Limited (“SBCL”)	The PRC, a limited liability company	Provision of consulting service in the PRC	RMB100,000	100%

Shenzhen Shouguan Investment Co., Ltd (“SSIC”) #	The PRC, a limited liability company	99%-investment holding in JinGuan	RMB10,180,000	N/A

Yantai JinGuan Investment Limited (“JinGuan”) #	The PRC, a limited liability company	100%-investment holding in XinGuan, exploration, drilling, mining and sale of gold products	RMB5,000,000	N/A

Penglai XinGuan Investment Limited (“XinGuan”) #	The PRC, a limited liability company	Exploration, drilling, mining and sale of gold products	RMB29,000,000	N/A

# represents variable interest entity (“VIE”)

The Company and its subsidiaries and VIEs are hereinafter collectively referred to as (“the Company”).

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the year ended December 31, 2013, the Company suffered from substantial losses with the accumulated deficit of $5,753,598 as of that date. The continuation of the Company is dependent upon the continuing financial support of shareholders and achieving the exploration for recognized mineral deposits and generating significant revenue from the commercial production. The actions involve certain development and exploratory strategies in these mines. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

Exploration stage company

Despite the fact that the Company commenced its production in 2009, it is still considered an exploration stage company under the criteria set forth by the Securities and Exchange Commission (“SEC”) since it has not yet demonstrated the existence of proven or probable reserves, defined by SEC Industry Guide 7 at Cunliji and Dayuan Gold Mines. As a result, and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for exploration stage companies, all expenditures for exploration and evaluation of the Company’s properties are expensed as incurred until mineralized material is classified as proven or probable reserves. Accordingly, substantially all expenditures for mine development and mill construction have been expensed as incurred. Certain expenditures, such as for rolling stock or other general-purpose equipment, may be capitalized, subject to evaluation for possible impairment of the asset. As of December 31, 2013, none of the mineralized material at Cunliji and Dayuan Gold Mines met the SEC’s definition of proven or probable reserves. The Company expects to remain an exploration stage company for the foreseeable future, even though it has reached commercial production. The Company will not exit the exploration stage unless and until it demonstrates the existence of proven or probable reserves that meet SEC guidelines.

Proven or probable reserves

The definition of proven or probable reserves is set forth in SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. In addition, reserves cannot be considered proven or probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination. As of December 31, 2013, none of the Company’s mineralized resources met the definition of proven or probable reserves.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

l	Reclassifications

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

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

With the above agreements, SBCL demonstrates its ability to control SSIC, JinGuan and XinGuan as the primary beneficiaries and the operating results of the VIEs was included in the consolidated financial statements for the years ended December 31, 2013 and 2012.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. For the years ended December 31, 2013 and 2012, no allowance for doubtful accounts was provided.

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

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Depreciation expense for the years ended December 31, 2013 and 2012 were $421,982 and $431,710, of which $337,684 and $360,734 were included in cost of revenue, respectively.

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

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

The Company is subject to VAT which is levied on the standard gold products at the standard rate of 17% on the invoiced value of sales. The Company’s VIE, XinGuan is granted with a preferential tax treatment under the Chinese tax law of the “Notice from Ministry of Finance and State Tax Bureau in Relation to Exemption of Value Added Tax on Gold Production” and “Notice regarding issues on Tax Policy on Gold Transaction ”, whereas gold produced and sold by gold mining and smelting enterprises are exempted from VAT.

(b) Service revenue

Service revenue is primarily derived from the provision of mining consulting and technical services that are not an element of an arrangement for the sale of products. These services are generally billed on a monthly fixed amount or time-cost plus basis, for a period of service time from 6 months to 2 years. Revenue is recognized, net of business taxes when service is rendered and accepted by the customers. No such revenue is generated during the years presented.

(c) Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

Cost of revenue

Cost of revenues consists primarily of amortization of mining rights, direct material, direct labor, sub-contracting mining fee, smelting and extracting fee, depreciation of mining plants and other operating overhead, which are directly attributable to the sales of gold concentrate . Shipping and handling costs, associated with the distribution of finished products, are borne by the customers.

Advertising expense

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred no advertising expense for the years ended December 31, 2013 and 2012, respectively.

Resource compensation fees

In accordance with the relevant regulations under the Chinese Law, a company that is engaged in exploiting mineral resources is required to pay a resource tax and resources compensation levy to the local government as the compensation for the depletion of mineral resources. Pursuant to “Provisional Regulations on Resources Tax of the PRC” and “Administrative Rules on the Levy of Mineral Resources Compensation”, the amounts of the resource tax and resources compensation levy are computed on the basis of the sales revenue of mineral products. The Company paid resource compensation fees of $51,178 and $72,182 for the years ended December 31, 2013 and 2012, respectively and recorded as general and administrative expense when incurred.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

For the years ended December 31, 2013 and 2012, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2013 and 2012, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority. For the year ended December 31, 2013, the Company filed and cleared 2012 tax return with its local tax authority.

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

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective year:

	2013	2012
Year-end RMB:US$1 exchange rate	6.1140	6.2855
Annual average RMB:US$1 exchange rate	6.1982	6.3108

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended December 31, 2013 and 2012, the Company operates in one reportable operating segment in the PRC.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

In January 2013, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2012-11, “Disclosures about Offsetting Assets and Liabilities.” ASU 2012-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Codification or subject to a master netting arrangement or similar agreement. The ASU is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods and requires retrospective application for all comparative periods presented. The Company adopted the ASU effective January 1, 2013. The adoption of this standard did not have any effect on the Company’s financial condition, results of operations and cash flows.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”.) The ASU is intended to help entities improve the transparency of changes in other comprehensive income (OCI) and items reclassified out of AOCI in their financial statements. It does not amend any existing requirements for reporting net income or OCI in the financial statements. New disclosure requirements are effective for fiscal periods beginning after December 15, 2012 and are applied prospectively. The Company adopted the ASU effective January 1, 2013. The adoption of this standard did not have any effect on the Company’s financial reporting because the only item that had historically affected AOCI and therefore included in cumulative AOCI was currency translation adjustments.

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. The Company does not expect the adoption of this pronouncement to have a material effect on its financial condition, results of operations and cash flows.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 is a new accounting standard on the financial statement presentation of unrecognized tax benefits. The new standard provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new standard becomes effective for the periods commencing January 1, 2014, and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company is currently assessing the impacts of this new standard on its financial conditions, results of operating and cash flows.

4. ASSETS AND LIABILITIES HELD FOR SALE

On March 31, 2014, the Company and its variable interest entity completed a Definitive Share and Asset Agreement with an independent third party to sell and transfer all assets and liabilities primarily related to Cunliji Mine Project, in exchange for cash proceeds of approximately $7,363,000 (Equivalent to RMB45,000,000). The Company has accounted for this segment as a discontinued operation. The operating results of this segment, including restated prior periods, are shown as a discontinued operation in the consolidated statements of operations. The assets and liabilities of the discontinued operation have been classified separately on the consolidated balance sheets in the current assets and liabilities, respectively. The consolidated statements of cash flows are presented as a combination of continuing and discontinued operations. The Company discontinued to operate the Cunliji Mine Project during the first quarter of 2014.

Revenues and losses from discontinued operations were as follows (in thousands):

	Years ended December 31,
	2013	2012

Revenues	$1,815,643	$1,208,750
Loss from discontinued operations before income taxes	(834,622)	(1,165,054)
Loss from discontinued operations, net of tax	(834,622)	(1,165,054)

The assets and liabilities of the discontinued operations were as follows (in thousands):

	As of December 31,
	2013	2012
Assets held for sale:
Cash and cash equivalents	$8,915	$34,222
Accounts receivable	-	268,278
Deposits and prepayments	3,861	61,208
Mining assets	5,888,126	5,727,468
Property, plant and equipment	1,061,054	353,260
Construction in progress	-	610,425
	$6,961,956	$7,054,861

Liabilities held for sale:
Accounts payable	-	298,389
Accrued liabilities and other payable	874	102,607
	$874	$400,996

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

5. DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following:

	As of December 31,
	2013	2012

Advances to employees	$3,427	$11,106
Prepaid operating expenses	41,867	398,487
Prepaid government levy	-	1,114
Deposits	16,368	36,922
Other receivables	35,192	6,850
	$96,854	$454,479

6. DAYUAN GOLD MINING PROJECT

On May 6, 2011, the Company, through its variable interest entity, Yantai Jinguan Investment Co., Ltd. (“Yantai”), entered into a lease agreement with Longkou Dayuan Gold Mining Co. Ltd., an unrelated third party being the legal owner and holding the mining license of the Dayuan gold mine (the “Lease Property”) regarding Dayuan Gold Mine. Under the agreement, the Company agrees to pay the aggregate rental payments of approximately $20 million for a term of 10 years commencing from April 1, 2011 through April 1, 2021 to obtain the right to manage and operate the Lease Property in the repayment schedule, whereas the Company is committed to pay $12 million equal to 6 years’ rental, no later than September 30, 2011 and the remainder will be paid no later than March 1, 2017. On September 25, 2011, both parties signed a Supplemental Agreement agreed to defer the aforesaid balance of payment of $6 million to March 31, 2012. On January 21, 2013, the payment was agreed to further extend to September 30, 2013. For the year ended December 31, 2013, the Company made the rental payment of $6.1 million.

Concurrently, the Company entered into an equipment transfer agreement (the “Transfer Agreement”) with Longkou Datong Industry and Trade Co., Ltd. for the acquisition of mining assets and auxiliary equipment currently being used in the Dayuan gold mine at a purchase price of approximately $2.3 million. As of December 31, 2013, the Company made the prepayment for mining rights of $13.1 million, in aggregate:

	As of December 31,
	2013	2012

Prepaid mining rights – Dayuan Gold Mine	$12,849,203	$6,522,948
Less: accumulated amortization	(5,396,222)	(3,266,561)
Less: foreign translation adjustment	(162,058)	(39,989)
Net book value	$7,290,923	$3,216,398

The lease expense on prepaid operating lease for the years ended December 31, 2013 and 2012 was $2,129,661 and $2,091,652, respectively. As of December 31, 2013, the estimated annual amortization of the prepaid operating lease for the next five years and thereafter is as follows:

Years ending December 31 :
2014	$2,158,979
2015	2,158,979
2016	2,158,979
2017	683,138
2018	32,712
Thereafter	98,136

Total:	$7,290,923

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	As of December 31,
	2013	2012

Plant and machinery	$2,995,115	$3,046,989
Motor vehicles	182,816	184,082
Office equipment	93,605	96,005
Foreign translation adjustment	238,463	118,972
	3,509,999	3,446,048
Less: accumulated depreciation	(969,141)	(601,985)
Less: foreign translation adjustment	(36,247)	(11,986)
Property, plant and equipment, net	$2,504,611	$2,832,077

Depreciation expense for the years ended December 31, 2013 and 2012 were $421,982 and $431,710, of which $337,684 and $360,734 were included in cost of revenue, respectively.

8. AMOUNT DUE TO A RELATED PARTY

As of December 31, 2013 and 2012, amount due to a related party represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

9. LOANS PAYABLE, UNSECURED

As of December 31, 2013, the Company also held the following short-term and long-term loans payable to third parties:

	December 31, 2013	December 31, 2012

Loans payable to certain individuals and financial institution in the PRC, unsecured:

Equivalent to RMB4,500,000 (2012: RMB4,500,000) with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2014	$736,016	$715,933

Equivalent to RMB7,400,000 (2012: RMB 9,400,000) with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2014	1,210,337	1,495,505

Equivalent to RMB8,000,000 (2012: RMB8,000,000) with interest rate at 5.18% per annum, payable at its maturity, due June 14, 2014	1,308,472	1,272,771

Equivalent to RMB2,700,000 (2012: RMB2,700,000) with interest rate at 5.18% per annum, payable at its maturity, due March 28, 2014	441,609	429,560

Equivalent to RMB4,942,600 (2012: 11,662,600) with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due November 27 , 2013	808,407	1,855,477

Equivalent to RMB22,000,000 (2012: Nil) with interest rate at 2% per annum, payable at its maturity, due August 12, 2014	3,598,299	-

Equivalent to RMB2,000,000 (2012: Nil) interest free, payable at its maturity, due January 17, 2014	327,118	-

Equivalent to RMB5,500,000 with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due January 21, 2014	899,575	875,030

Equivalent to RMB 2,074,429 (2012: RMB2,877,157) with effective interest rate at 8.97% per annum, payable with monthly principal and interest payments, due February 28, 2017	339,292	417,323

Total current and long-term liabilities	9,669,125	7,061,599
Less: long-term portion	(241,657)	(330,852)

Total current liabilities	$9,427,468	$6,730,747

As of December 31, 2013, the minimum future payments of the aggregate long-term loans payable in the next four years are as follow:

Years ending December 31 :
2014	$9,427,468
2015	106,075
2016	115,245
2017	20,337

Total:	$9,669,125

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. LOANS PAYABLE, RELATED PARTIES

As of December 31, 2013, the loan $1,406,608 due to Mr. Zhang, the director of the Company, due April 2, 2014, which was unsecured, carried annual interest at Bank of China Benchmark Lending Rate and payable in a monthly installment. The interest expense to a related party amounted $56,451 and $35,549 for the years ended December 31, 2013 and 2012, respectively.

11. ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued liabilities and other payable consist of the following:

	As of December 31,
	2013	2012

Deposits received	$1,472,031	$-
Interest payable	185,791	180,721
Salaries and welfare payable	33,803	10,492
Accrued operating expenses	55,214	55,247
Other payables	15,473	6,212
	$1,762,312	$252,672

12. STOCKHOLDERS’ EQUITY

On February 8, 2013, the Company entered into definitive agreement with an investor relating to the private placement of a total of 2,000,000 common stocks at a subscription price of $0.6 per share, for an aggregate gross cash purchase price of $1,200,000 under Regulation S.

On December 31, 2013, the Company cancelled 10,000,000 shares of its common stock issued.

As of December 31, 2013, approximately $0.7 million of outstanding proceeds from the private placement are recorded as subscription receivable in the Company’s balance sheet. The Company does not expect to receive the proceeds from the private placement in the next twelve months.

As of December 31, 2013 and 2012, the Company had a total of 115,000,000 and 123,000,000 shares of its common stock issued and outstanding.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13. INCOME TAXES

For the years ended December 31, 2013 and 2012, the local (United States) and foreign components of loss from operations before income taxes were comprised of the following:

	Years ended December 31,
	2013	2012
Tax jurisdictions from:
- Local	$-	$(49,393)
- Foreign, representing
British Virgin Island	(97,044)	(87,908)
Hong Kong	(3,029)	(3,153)
The PRC	(1,651,548)	(69,424)
Loss before income taxes	$(1,751,621)	$(209,878)

The provision for income taxes consisted of the following:

	Years ended December 31,
	2013	2012
Current:
- Local	$-	$-
- Foreign, The PRC	13,693	322,091

Deferred:
- Local	-	-
- Foreign	-	-
Income tax expense	$13,693	$322,091

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2013, the Company incurred $49,393 of aggregate net operating loss carryforward available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $16,794 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Island

Under the current BVI law, BSL is not subject to tax on its income or profits.

Hong Kong

GWIL is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income.

The PRC

The Company generated its income from its subsidiaries and VIEs operating in the PRC for the years ended December 31, 2013 and 2012. All entities in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. A reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2013 and 2012 is as follows:

	Years ended December 31,
	2013	2012

Loss before income taxes	$(1,651,548)	$(69,424)
Statutory income tax rate	25%	25%
Income tax expense at the statutory rate	(412,887)	(17,356)
Net operating loss not recognized as deferred tax asset	(306,198)	335,892
Non-deductible items	705,392	152,664
Tax adjustments	-	(148,299)
Income tax expense	$13,693	$322,901

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2013 and 2012:

	As of December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards from the PRC	$718,374	$396,727
Less: valuation allowance	(718,374)	(396,727)
Deferred tax assets	$-	$-

As of December 31, 2013, the Company incurred $718,374 of aggregate net operating loss carryforward available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $718,374 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended December 31, 2013, the valuation allowance was increased by $321,647, primarily relating to net operating loss carryforward in the foreign tax regime.

14. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2013 and 2012:

	Years ended December 31,
	2013	2012

Net loss attributable to common stockholders	$(2,599,936)	$(1,697,023)

Weighted average common shares outstanding	124,791,209	110,041,096

Basic net loss per share	$(0.02)	$(0.02)
Diluted net loss income per share	$(0.02)	$(0.02)

15. CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of its subsidiaries in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $20,960 and $37,342 for the years ended December 31, 2013 and 2012, respectively.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

For the years ended December 31, 2013 and 2012, the Company contributed $164,618 and $141,117 to statutory reserve, respectively.

17. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the years ended December 31, 2013 and 2012, the customers who account for 10% or more of the Company’s revenues and its outstanding balance at year-end date, are presented as follows:

	Year ended December 31, 2013		December 31, 2013
Customer	Revenue	Percentage of revenue	Accounts receivable, trade

Customer D	$2,629,098	100%	$-

		Year ended December 31, 2012		December 31, 2012
Customer		Revenue	Percentage of revenue	Accounts receivable, trade

Customer D		$2,698,546	70%	$966,975
Customer F		1,100,374	29%	-

	Total:	$3,798,920	99%	$966,975

All of the Company’s customers are located in PRC.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(b) Major vendors

For the years ended December 31, 2013 and for 2012, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at year-end date, are presented as follows:

	Year ended December 31, 2013		December 31, 2013
Vendor	Purchases	Percentage of purchases	Accounts payable, trade

Vendor D	$686,647	100%	$508,659

		Year ended December 31, 2012		December 31, 2012
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor D		$832,071	69%	$505,110
Vendor F		375,104	31%	-

	Total:	$1,207,175	100%	$505,110

All of the Company’s purchases were derived from vendors located in the PRC.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

(g) Risk on changing price in gold

At present, the price of gold in the PRC is generally in line with the price of gold in the international market. There are many factors influencing the price of gold in the international market, including the international economic situation (in particular the economic situation in the US), petroleum prices, fluctuations in the exchange rates of the US dollar, fluctuations in the stock and other financial investment markets and various political, military, social and economic contingencies. These factors are beyond the control of the Company. Changes in the prices of the gold in the PRC and in the exchange rate of RMB as a result of these may adversely affect the operating results of the Company. Under the relevant PRC laws and regulations, hedging activities presently are not permitted in gold tracing in the PRC market. The Company has not been involved in hedging transactions or any alternative measures to manage the potential price risk.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

18. COMMITMENTS AND CONTINGENCIES

The Company is committed under several non-cancelable operating leases for office premises and mining rights with the terms ranging from 1 to 10 years, with fixed monthly rentals or scheduled payments. Total rent expenses (excluding amortization of prepaid mining rights) for the years ended December 31, 2013 and 2012 was $113,616 and $91,749, respectively.

As of December 31, 2013, the Company has the aggregate future minimum rental payments due under various non-cancelable operating leases in the next four years:

	Operating lease commitments
	Office premises	Mine operating rights	Total
Year ending December 31,
2014	$47,447	$-	$47,447
2015	-	-	-
2016	-	-	-
2017	-	8,505,070	8,505,070

Total:	$47,447	$8,505,070	$8,552,517

19. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “ Subsequent Events ”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2013 up through the date the Company issued the audited consolidated financial statements.

On March 31, 2014, the Company signed an agreement with Yantai Jinjian Smelting Technology Limited (85%) and Yantai Jihao Trading Limited (15%), where 100% interests in XinGuan was transferred for a total consideration of RMB45,000,000. It resulted in a profit of RMB9,000,000 for the Company compared with the original acquisition consideration in 2010.

