Form 10-Q
period 2014-03-31
CHINA SHOUGUAN MINING Corp
filed 2014-05-16
CIK 1493893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER THE SECURITIES ACT OF 1933

For the three months ended March 31, 2014

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

Issuer's revenues for the three months ended March 31, 2014 were $518,073.

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

On 21st February 2014 SSIC acquired 99% shareholdings of Daxinganling Yiguanyuan Mining Investment Company Limited (“DYM”) for a consideration of RMB4,000,000. DYM focuses on mine exploration in the Daxinganling area in the Heilongjiang Province in north-eastern part of China. DYM has signed a Memorandum of Understanding with Daxinganling Guolin Mining Company Limited, a wholly-owned subsidiary of the Daxinganling local government in July 2013, which stated that the two parties would cooperate together to explore the precious metals mines in the Daxinganling area. The completion of the acquisition and the exploration activities are expected to launch in the second quarter of 2014.

On 31st March 2014, the Company signed an agreement with Yantai Jinjian Smelting Technology Limited (85%) and Yantai Jihao Trading Limited (15%), where 100% interests in XinGuan was transferred for a total consideration of approximately $7,300,000 (Equivalent to RMB45 million). It resulted in a gain of $454,200 (equivalent to RMB2.78 million) compared with its net assets value. On the other hand, it resulted in a profit of RMB9,000,000 for the Company compared with the original acquisition consideration in 2010.

The Company will restructure the whole group following the completion of the selling of XinGuan and inclusion of DYM in the second quarter.

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

As a result of the selling of Cunli Ji Mine the Company decides to restructure the VIE structure of the whole group.

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

Mineral exploration was temporary halted in the Dayuan Mine during the Chinese New Year holiday in January 2014 and February 2014 and hence gold concentrate was produced in the following month only, i.e. March 2014. For the three months ended March 31, 2014, total gold ore production of the Dayuan Mine was approximately 4,200 tons or a monthly average of 4,200 tons (using one-month average), with an average gold grade of 3.38 g/t. Gold concentrate sold for the period was 12.54 kg. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 182.6 tons/day (one-month average) during the period.

Both the Jiyingshan Exploration Area and the Chenjiagou Exploration Area are exploratory in nature. First stage geochemical surveys have been completed.

We have engaged Shandong Zhaojin Exploration Co., Ltd. to carry out further exploration work on two major veins in the Cunliji Mining Area. However, we have no detailed plan or timetable to explore these properties at this time.

On 31st March 2014, the Company signed an agreement with Yantai Jinjian Smelting Technology Limited (85%) and Yantai Jihao Trading Limited (15%), where 100% interests in XinGuan was transferred for a total consideration of approximately $7,300,000 (Equivalent to RMB45 million). It resulted in a gain of $454,200 (equivalent to RMB2.78 million) compared with its net assets value. On the other hand, it resulted in a profit of RMB9,000,000 for the Company compared with the original acquisition consideration in 2010.

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

The Dayuan Mine commenced exploratory operation in July 2011. Mineral exploration was temporary halted in the Dayuan Mine during the Chinese New Year holiday in January 2014 and February 2014 and hence gold concentrate was produced in the following month only, i.e. March 2014. For the three months ended March 31, 2014, total gold ore production of the Dayuan Mine was approximately 4,200 tons or a monthly average of 4,200 tons (using one-month average), with an average gold grade of 3.38 g/t. Gold concentrate sold for the period was 12.54 kg. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 182.6 tons/day (one-month average) during the period.

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

ll of our assets are located in China and all of our revenues are derived from our operations in China. As a result, any changes in the political climate and/or economic policies of the PRC government could have a significant impact upon our current and proposed future business operations in the PRC and our results of operations and financial condition.

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

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data.

The following tables summarize our consolidated financial data for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to these consolidated financial statements appearing elsewhere in this Form 10-Q.

Income Statement Data:		Three months ended March 31,
		2014	2013
Sales revenue
-Product		$518,073	$1,088,598
Cost of sales
-Product		$(327,524)	$(968,605)
Gross profits		$190,549	$119,993
Administrative expenses		$(253,214)	$(305,495)
Interest expenses		$(39,207)	$(39,789)
Interest income		$219	$182
Gain on disposal of a subsidiary	$(1	454,200	$-
Income tax expenses		$-	$(6,099)
Net income (loss)		$352,547	$(231,208)
Net income (loss) per share (Basic and diluted)		$0.00	$(0.00)

Balance Sheet Data:	March 31, 2014	December 31, 2013
Cash and cash equivalents	$229,947	$248,983
Total assets	$15,529,726	$17,103,327
Total liabilities	$11,657,908	$13,530,010
Total stockholders' equity	$3,871,818	$3,573,317

Item 7. Manement's Discussion and Analysis of Financial Condition and Results of Operations.

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

Cunli Ji Mine

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

On 31st March 2014, the Company signed an agreement with Yantai Jinjian Smelting Technology Limited (85%) and Yantai Jihao Trading Limited (15%), where 100% interests in XinGuan was transferred for a total consideration of approximately $7,300,000 (Equivalent to RMB45 million). It resulted in a gain of $454,200 (equivalent to RMB2.78 million) compared with its net assets value. On the other hand, it resulted in a profit of RMB9,000,000 for the Company compared with the original acquisition consideration in 2010.

Dayuan Mine

We do not own the Dayuan Mine. We leased the mine through Jinguan.

On May 6, 2011, we, through our VIE, Yantai Jinguan Investment Co., Ltd. (“Jinguan”), entered into a lease agreement with Longkou Dayuan Gold Mining Co. Ltd., an unrelated third party being the legal owner and holding the mining license of the Dayuan Gold Mine (“Dayuan Mine”) regarding Dayuan Gold Mine. Under the agreement, we own the operating right and income right of the Dayuan Mine and we agreed to pay the aggregate rental payments of approximately $20 million for a term of 10 years commencing from April 1, 2011 through April 1, 2021 to obtain the right to manage and operate Dayuan Gold Mine in the repayment schedule, whereas we are committed to pay an upfront payment of $12 million equal to 6 years’ rental, no later than September 30, 2011 and the remainder will be paid no later than March 1, 2017. On September 25, 2011, both parties signed a Supplemental Agreement agreed to defer the balance of the upfront payment amounted to $6 million to March 31, 2012. On March 30, 2012, the payment was agreed to extend further to September 30, 2012 and then subsequently to September 30, 2013. At present, the balance payable is around US$500,000 and both parties agreed to extend the payment to September 30, 2014.

The Dayuan Mine has one exploration right and one mining right, which are granted by the Land and Resources Authority of Shandong Province and are unpatented. The concession period of the mining right is from 29 December 2010 to 29 December 2013. The mine is 0.3475 sq, km in area and is deposited in a lode or vein filled with mineral in the rock.

The Dayuan Mine commenced exploratory operation in July 2011. Mineral exploration was temporary halted in the Dayuan Mine during the Chinese New Year holiday in January and February 2014 and hence no gold concentrate was produced in these two months. For the three months ended March 31, 2014, total gold ore production of the Dayuan Mine was approximately 4,200 tons or a monthly average of 4,200 tons (using a one-month average), with an average gold grade of 3.38 g/t. Gold concentrate sold for the period was 12.54 kg. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 182.6 tons/day (one-month average) during the period.

Currently we derive our revenue from the sales of non-refined gold concentrates extracted from Dayuan Mine. Our expenses are mainly amortization of mining rights, the direct costs associated with the operation and overhead expenses such as staff salaries, smelting and extracting fee, depreciation of mining plants and other general administrative expenses.

At the moment, we are formulating an exploration plan and related timetable for the Dayuan mine. So far, there is no detailed plan to conduct exploration on the Dayuan Mine. The exploration programs of the Dayuan mines are currently funded by the internal fund generated from our operations and we have no further plan to fund the exploration programs of the mine.

Others

On 21st February 2014 SSIC acquired 99% shareholdings of Daxinganling Yiguanyuan Mining Investment Company Limited (“DYM”) for a consideration of RMB4,000,000. DYM focuses on mine exploration in the Daxinganling area in the Heilongjiang Province in north-eastern part of China. DYM has signed a Memorandum of Understanding with Daxinganling Guolin Mining Company Limited, a wholly-owned subsidiary of the Daxinganling local government in July 2013, which stated that the two parties would cooperate together to explore the precious metals mines in the Daxinganling area. The completion of the acquisition and the exploration activities are expected to launch in the second quarter of 2014.

Results of Operations

We do not believe there have been any recent trends in production, sales, inventory, or the state of the costs or selling prices of our products since the financial year ending 2013, nor any known trends, uncertainties, demands, commitments or events that are reasonably likely to have a material effect on our net sales or revenues, income from continuing operations, profitability, liquidity or capital resources, or that would cause reported financial information not necessarily to be indicative of future operating results or financial condition.

The following table set forth key components of our results of operations for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. All numbers referenced are in U.S. Dollars:

Three Months Ended March 31, 2014 Compared to the same period in 2013:

	Three months ended March 31,
	2014	2013	Increase (Decrease)	% Increase ( Decrease)
Sales revenue
-Product	$518,073	1,088,598	(570,525)	(52%)
Cost of sales
-Product	$(327,524)	(968,605)	(641,081)	(66%)
Gross profits	$190,549	119,993	70,556	59%
Administrative expenses	$(253,214)	(305,495)	(52,281)	(17%)
Loss from operations	$(62,665)	(185,502)	(122,837)	(66%)
Interest expenses	$(39,207)	(39,789)	(582)	(1%)
Interest income	$219	182	37	20%
Gain on disposal of a subsidiary	454,200	-	454,200	NM
Profit (Loss) before income tax	$352,547	(225,109)	577,656	226%
Income tax expenses	$-	(6,099)	(6,099)	NM
NET LOSS	$352,547	(231,208)	583,755	252%
Other comprehensive income (loss):
- Foreign currency translation adjustment	$(123,702)	67,120	190,822	284%
COMPREHENSIVE INCOME (LOSS)	$228,845	(164,088)	392,933	239%
Weighted average common stock outstanding	115,000,000	124,146,067
Net income (loss) per share (Basic and diluted)	$0.00	(0.00)

NM: Not meaningful

Net Revenues

We commenced gold mineral exploration activity in May 2009 and began selling of gold concentrate in July 2009. Gold concentrate is mainly sold to smelting plants in the Shandong Province, PRC. Apart from the selling of gold concentrate, we also provide mining consulting and technical services through our own experts.

Revenue for the three months ended March 31, 2014 and 2013 comprised the following:

	Three months ended March 31,
	2014	%	2013	%
Sales revenue
-Product	$518,073	100.00	$1,088,598	100.00
Cost of sales
-Product	$(327,524)	100.00	$(968,605)	100.00

Gross profits (loss)	$190,549	100.00	$119,993	100.00

Gross profit margin	36.78%	n/a	11.02%	n/a

Net revenue for the three months ended March 31, 2014 was $518,073 of sales revenues, which accounted for 100% of the total revenue. No revenue was derived from service provision for the three months ended March 31, 2014 and 2013, respectively.

Sales revenue derived from sales of gold concentrate for the three months ended March 31, 2014 decreased to $518,073, a decrease of $570,525, or 52%, from $1,088,598 for the three months ended March 31, 2013. The decrease was mainly attributable to a decrease in gold concentrate sold as a result of comparatively similar gold grade in the area mined during the three months ended March 31, 2014 and the decrease of world’s gold price.

No revenue was derived from service provision for the three months ended March 31, 2014 and 2013, respectively.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2014 and 2013 were $327,524 and $968,605, respectively, and consisted primarily of direct materials, direct labor, extracting fees, and other operating overhead, which were primarily attributable to the sales of gold concentrates. Shipping and handling costs associated with the distribution of our products were borne by the customers. The decrease in cost of revenue for the three months ended March 31, 2014 when comparing with the corresponding period in 2013 was mainly attributable to higher cost of exploration and development expenses to develop and operate the Dayuan Mine in 2013.

Gross Profit

We recorded a gross profit of $190,549 for the three months ended March 31, 2014, an increase of $70,556 or 59%, from $119,993 for the three months ended March 31, 2013. For the three months ended March 31, 2014, our gross profit margin for the sales of gold concentrate was 37%. Gross profit margin for the three months ended March 31, 2013 was 11% for the sales of gold concentrate. The increase in gross profit and gross profit margin were mainly attributable to the decrease in cost of exploration and development expenses to develop and operate the Dayuan Mine.

General and Administrative Expenses

General and administrative expenses comprised mainly of salaries and staff welfare expenses, legal and professional fees, entertainment expenses, traveling and hotel accommodation expenses and office expenses. General and administrative expenses for the three months ended March 31, 2014, decreased by $52,281 or 17%, from $305,495 to $253,214 for the same comparable period in 2013. The decrease in general and administrative expenses was due to the decrease of number of staff.

Income Tax Expense

Income tax expense amounted to $0 for the three months ended March 31, 2014 and $6,099 for the three months ended March 31, 2013..

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

The PRC

We have generated all of our income through our subsidiaries and VIEs operating in the PRC for the three months ended March 31, 2014 and 2013. All entities in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%.

Net Profit (Loss)

We recorded a net profit of $352,547 for the three months ended March 31, 2014, an increase of $473,886 from a net loss of $231,208 for the three months ended March 31, 2013. The increase was mainly attributable to the gain on disposal of a subsidiary $454,200.

Liquidity and Capital Resources

Our primary liquidity needs are to fund operational expenses, capital expenditures and potential acquisition of gold mining properties in the Shandong province. To date, we have financed our working capital requirements and capital expenditures through internally generated cash and capital contribution from our existing shareholders.

As of March 31, 2014, our current assets were $6,398,514, and our current liabilities were $11,443,717. Cash and cash equivalents totaled $229,947 as of March 31, 2014. Stockholders’ equity at March 31, 2014 was $3,871,818.

Net cash provided by operating activities was $401,080 for the three months ended March 31, 2014 as compared to net cash used in operating activities of $521,943 for the three months ended March 31, 2013. Net cash used in operating activities decreased by $923,023 was primarily due to the increase in deposits and prepayments and the decrease in accounts receivable.

Net cash provided by investing activities amounted to $203,526 for the three months ended March 31, 2014 as compared to net cash used in investing activities of $191,247 for the three months ended March 31, 2013. Net cash provided by investing activities increased by $394,773 primarily due to the increase in proceed from disposal of a subsidiary of $2,205,936, payments on leased mining rights of $1,348,072 and payments on construction in progress of $653,611..

Net cash used in financing activities amounted to $621,865 for the three months ended March 31, 2014 as compared to net cash provided by financing activities of $577,752 for the three months ended March 31, 2013. Net cash used in financing activities increased by $1,199,617, primarily due to the increase in repayment to notes and loans payable for various parties.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, financings or other relationships.

Amount Due to a Related Party

As of March 31, 2014, amount due to a related party represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

Commitments and Contingencies

The Company is committed under several non-cancelable operating leases for office premises and mining rights with the terms ranging from 1 to 10 years, with fixed monthly rentals or scheduled payments. Total rent expenses (excluding amortization of prepaid mining rights) for the three months ended March 31, 2014 and 2013 was $30,398 and $27,827, respectively.

As of March 31, 2014, the Company has the aggregate future minimum rental payments due under various non-cancelable operating leases in the next three years:

Operating lease commitments

Years ending December 31,	Office premises	Mine operating rights	Total

2015	$ 114,134	$ -	$ 114,134
2016	$ 91,174	-	$ 91,174
2017	-	-	-
2018	-	$ 7,006,353	$ 7,006,353
Total:	$ 205,308	$ 7,006,353	$ 7,211,661

Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2014 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s results of operations and liquidity and capital resources are based on our audited consolidated financial statements for the three months ended March 31, 2014 and 2013, which have been prepared in accordance with U.S. GAAP. In connection with the preparation of consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. The assumptions, estimates and judgments included within these estimates are based on historical experience, current trends and other factors we believe to be relevant at the time the consolidated financial statements were prepared. On a regular basis, the accounting policies, assumptions, estimates and judgments are reviewed to ensure that the consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the assumptions and estimates, and such differences could be material.

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

With the above agreements, SBCL demonstrates its ability to control SSIC, JinGuan and XinGuan as the primary beneficiary and the operating results of the VIEs are included in the consolidated financial statements for the three months ended March 31, 2014 and 2013.

The Company will restructure the whole group following the completion of the selling of XinGuan and inclusion of DYM in the second quarter.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to the following concentrations of risk:

(a) Major customers

For the three months ended March 31, 2014 and 2013, there was a single customer who accounted for 100% of the Company’s revenues with no accounts receivable balance at period-end, respectively.

A customer is located in the PRC.

(b) Major vendors

For the three months ended March 31, 2014 and 2013, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

		Three months ended March 31, 2014		March 31, 2014
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$505,045	67%	$132,485
Vendor B		253,565	33%	89,511
				-

	Total:	$758,610	100%	$221,996

		Three months ended March 31, 2013		March 31, 2013
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$542,616	68%	$511,568
Vendor C		136,813	17%	-
Vendor D		83,041	10%	-

	Total:	$762,470	95%	$511,568

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

Item 8. Financial Statements

Following are the financial statements for the three months ended March 31, 2014 and 2013.

CHINA SHOUGUAN MINING CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2014 And December 31, 2013 (Audited)	F-2

Condensed Consolidated Statements of Operations And Comprehensive Income for the Three Months ended March 31, 2014 And 2013	F-3

Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2014 And 2013	F-4

Condensed Consolidated Statement of Stockholders’ Equity for the Three Months ended March 31, 2014	F-5

Notes to Condensed Consolidated Financial Statements	F-6 – F-19

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$229,947	$248,983
Deposits and prepayments	118,013	96,854
Gold inventories	259,237	-
Consideration receivable	3,649,990	-
Prepaid mining rights, current	2,141,327	2,158,979
Assets held for sale	-	6,961,956
Total current assets	6,398,514	9,466,772

Non-current assets:
Prepaid mining rights	5,892,983	5,131,944
Property, plant and equipment, net	2,426,766	2,504,611
Construction in progress	811,463	-
TOTAL ASSETS	$15,529,726	$17,103,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$514,349	$508,659
Amount due to a related party	188,640	182,432
Loans payable, unsecured	9,027,974	9,427,468
Note payable, related party	1,119,330	1,406,608
Accrued liabilities and other payable	593,424	1,762,312
Liabilities held for sale	-	874

Total current liabilities	11,443,717	13,288,353

Long-term liabilities:
Loans payable, unsecured	214,191	241,657

Total long-term liabilities	214,191	241,657

Total liabilities	$11,657,908	$13,530,010

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized; 115,000,000 shares issued and outstanding, respectively	11,500	11,500
Additional paid-in capital	8,899,597	8,899,597
Subscription receivable	(718,459)	(718,459)
Statutory reserve	308,898	645,781
Accumulated other comprehensive income	364,794	488,496
Accumulated deficits	(4,994,512)	(5,753,598)

Total stockholders’ equity	3,871,818	3,573,317

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,529,726	$17,103,327

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2014	2013
Revenues, net:
- Product sales	$518,073	$1,088,598

Cost of revenue	(327,524)	(968,605)

Gross profit	190,549	119,993

Operating expenses:
General and administrative	(253,214)	(305,495)
Total operating expenses	(253,214)	(305,495)

Loss from operations	(62,665)	(185,502)

Other income (expense):
Interest expense	(39,207)	(39,789)
Interest income	219	182
Gain on disposal of a subsidiary	454,200	-

Income (loss) before income taxes	352,547	(225,109)

Income tax expense	-	(6,099)

NET INCOME (LOSS)	$352,547	$(231,208)

Other comprehensive income (loss):
- Foreign currency translation (loss) gain	(123,702)	67,120

COMPREHENSIVE INCOME (LOSS)	$228,845	$(164,088)

Net loss per share – Basic and diluted	$0.00	$(0.00)

Weighted average common shares outstanding – Basic and diluted	115,000,000	124,146,067

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss )	$352,547	$(231,208)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property, plant and equipment	93,006	215,647
Amortization of prepaid mining right	539,229	522,913
Gain on disposal of a subsidiary	(454,200)	-
Changes in operating assets and liabilities:
Accounts receivable	-	1,011,634
Deposits and prepayments	(21,812)	(2,134,047)
Gold inventories	(261,124)	-
Accounts payable	(153,839)	(152,606)
Income tax payable	-	(241,142)
Accrued liabilities and other payable	307,273	486,866

Net cash provided by (used in) operating activities	401,080	(521,943)

Cash flows from investing activities:
Proceed from disposal of a subsidiary	2,205,936	-
Payments on leased mining rights	(1,348,072)	-
Purchase of plant and equipment	(727)	(191,247)
Payments on construction in progress	(653,611)	-

Net cash provided by (used in) investing activities	203,526	(191,247)

Cash flows from financing activities:
Proceeds from short-term bank borrowing	898,715	-
Repayment to short-term bank borrowing	(898,715)	-
Proceeds from loans payable	-	620,788
Repayment to loans payable	(350,438)	-
Proceeds from related party note	784,333	-
Repayment of related party note	(1,062,118)	(15,846)
Advance from (repayment to) a related party	6,358	(27,190)

Net cash (used in) provided by financing activities	(621,865)	577,752

Effect of exchange rate changes on cash and cash equivalents	(1,777)	71,761

NET CHANGE IN CASH AND CASH EQUIVALENTS	(19,036)	(63,677)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	248,983	227,928

CASH AND CASH EQUIVALENTS, END OF PERIOD	$229,947	$164,251

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$247,240
Cash paid for interest	$38,950	$39,789

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in capital	Subscription receivable	Statutory reserve	Accumulated other comprehensive income	Accumulated deficits	Total stockholders’equity
	No. of shares	Amount

Balance as of January 1, 2014	115,000,000	$11,500	$8,899,597	$(718,459)	$645,781	$488,496	$(5,753,598)	$3,573,317

Disposal of a subsidiary	-	-	-	-	(336,883)	-	326,243	69,656

Foreign currency translation adjustment	-	-	-	-	-	(123,702)	-	(123,702)

Net income for the period	-	-	-	-	-	-	352,547	352,547
Balance as of March 31, 2014	115,000,000	$11,500	$8,899,597	$(718,459)	$308,898	$364,794	$(4,994,512)	$3,871,818

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

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

In the opinion of management, the consolidated balance sheet as of December 31, 2013 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2014 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2013.

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

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

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

As of March 31, 2014, the Company suffered the accumulated deficits of $4,994,512 from prior years and suffered from a working capital deficit of $5,045,203. The continuation of the Company as a going concern is dependent upon the continuing financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations.

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

Exploration stage company

Despite the fact that the Company commenced its production in 2009, it is still considered an exploration stage company under the criteria set forth by the Securities and Exchange Commission (“SEC”) since it has not yet demonstrated the existence of proven or probable reserves, defined by SEC Industry Guide 7 at Cunliji and Dayuan Gold Mines. As a result, and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for exploration stage companies, all expenditures for exploration and evaluation of the Company’s properties are expensed as incurred until mineralized material is classified as proven or probable reserves. Accordingly, substantially all expenditures for mine development and mill construction have been expensed as incurred. Certain expenditures, such as for rolling stock or other general-purpose equipment, may be capitalized, subject to evaluation for possible impairment of the asset. As of March 31, 2014, none of the mineralized material at Cunliji and Dayuan Gold Mines met the SEC’s definition of proven or probable reserves. The Company expects to remain an exploration stage company for the foreseeable future, even though it has reached commercial production. The Company will not exit the exploration stage unless and until it demonstrates the existence of proven or probable reserves that meet SEC guidelines.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Proven or probable reserves

The definition of proven or probable reserves is set forth in SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. In addition, reserves cannot be considered proven or probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination. As of March 31, 2014, none of the Company’s mineralized resources met the definition of proven or probable reserves.

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

        Variable interest entity

On May 15, 2010, the Company’s subsidiary, SBCL entered into a series of agreements (“VIE agreements”) amongst SSIC, JinGuan and the individual owners of SSIC, JinGuan and details of the VIE agreements are as follows :

1.	Exclusive Technical Service and Business Consulting Agreement;
2.	Exclusive Option Agreement;
3.	Equity Pledge Agreement, to pledge their legal interest to SBCL as a security for the obligations under the Exclusive Technical Service and Business Consulting Agreement;
4.	Proxy Agreement, irrevocably grant and entrust SBCL the right to exercise its voting and other stockholder’s right;
5.	Operating Agreement.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

With the above agreements, SBCL demonstrates its ability to control SSIC and JinGuan as the primary beneficiaries and the operating results of the VIEs was included in the condensed consolidated financial statements for the three months ended March 31, 2014 and 2013.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Gold inventories

Gold inventories are stated at the lower of cost or net realizable value. Costs are recorded as actually incurred, which are directly attributable to the development and production of gold concentrates, including direct material, direct labor, sub-contracting mining fee, depreciation of mining plants, amortization of mining rights and other operating overhead.

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

The rent expense on prepaid mining rights for the three months ended March 31, 2014 and 2013 was $539,229 and $522,913, respectively. As of March 31, 2014, the estimated annual amortization of the prepaid mining rights for the next five years and thereafter is as follows:

Years ending March 31:
2015	$2,141,327
2016	2,141,327
2017	2,141,327
2018	1,488,662
2019	32,444
Thereafter	89,223

Total:	$8,034,310

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

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

Depreciation expense for the three months ended March 31, 2014 and 2013 were $93,006 and $215,647, respectively.

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

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

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

(b) Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

Resource compensation fees

In accordance with the relevant regulations under the Chinese Law, a company that is engaged in exploiting mineral resources is required to pay a resource tax and resources compensation levy to the local government as the compensation for the depletion of mineral resources. Pursuant to “Provisional Regulations on Resources Tax of the PRC” and “Administrative Rules on the Levy of Mineral Resources Compensation”, the amounts of the resource tax and resources compensation levy are computed on the basis of the sales revenue of mineral products. The Company was required to pay resource compensation fees of $0 and $19,875 for the three months ended March 31, 2014 and 2013, respectively.

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

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

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

For the three months ended March 31, 2014 and 2013, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2014, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

Net income (loss) per share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	March 31, 2014	March 31, 2013
Period-end RMB:US$1 exchange rate	6.1644	6.2855
Period average RMB:US$1 exchange rate	6.1199	6.3108

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three months ended March 31, 2014, the Company operates in one reportable operating segment in the PRC.

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

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

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

NOTE – 5 DISPOSAL OF A SUBSIDIARY

On March 31, 2014, the Company and its former variable interest entity, Penglai XinGuan Investment Limited completed a Definitive Share and Asset Agreement with an independent third party to sell and transfer all assets and liabilities primarily related to Cunliji Mine Project, at a purchase price of approximately $7,300,000 (Equivalent to RMB 45 million). It resulted in a gain of $454,200 (equivalent to RMB 2.78 million) and a consideration receivable of $3,649,990 (equivalent to RMB 22.5 million) at March 31, 2014, which is expected to be fully received by the end of December 2014.

NOTE – 6 AMOUNT DUE TO A RELATED PARTY

As of March 31, 2014, amount due to a related party represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

NOTE – 7 LOANS PAYABLE, UNSECURED

As of March 31, 2014 and December 31, 2013, the Company also held the following short-term and long-term loans payable to third parties:

	31-Mar-14	31-Mar-13

Loans payable to certain individuals and financial institution in the PRC, unsecured:

Equivalent to RMB4,500,000 (2013: RMB4,500,000) with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2014	$729,998	$736,016

Equivalent to RMB7,400,000 (2013: RMB7,400,000) with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2014	1,200,441	1,210,337

Equivalent to RMB8,000,000 (2013: RMB8,000,000) with interest rate at 5.18% per annum, payable at its maturity, due June 14, 2014	1,297,774	1,308,472

Equivalent to RMB2,700,000 (2013: RMB2,700,000) with interest rate at 5.18% per annum, payable at its maturity, due March 27, 2015	437,999	441,609

Equivalent to RMB4,942,600 (2013: 4,942,600) with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due March 7, 2015	801,798	808,407

Equivalent to RMB22,000,000 (2013: 22,000,000) with interest rate at 2% per annum, payable at its maturity, due August 12, 2014	3,568,879	3,598,299

Equivalent to RMB0 (2013: 2,000,000) interest free, payable at its maturity, due January 17, 2014	-	327,118

Equivalent to RMB5,500,000 with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due April 15, 2014	892,220	899,575

Equivalent to RMB 1,929,801 (2013: RMB2,074,429) with effective interest rate at 8.97% per annum, payable with monthly principal and interest payments, due February 28, 2017	313,056	339,292

Total current and long-term liabilities	9,242,165	9,669,125
Less: long-term portion	(214,191)	(241,657)

Total current liabilities	$9,027,974	$9,427,468

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of March 31, 2014, the minimum future payments of the loans payable in the next three years are as follow:

Years ending March 31:
2015	$9,027,974
2016	107,411
2017	106,780

Total:	$9,242,165

 NOTE – 8 LOANS PAYABLE, RELATED PARTY

As of March 31, 2014, the loan $1,119,330 due to Mr. Zhang, the director of the Company, due March 9, 2015, which was unsecured, carried annual interest at Bank of China Benchmark Lending Rate and payable in a monthly installment. The interest expense to a related party amounted $15,578 and $15,851 for the three months ended March 31, 2014 and 2013, respectively.

NOTE – 9 INCOME TAXES

For the three months ended March 31, 2014 and 2013, the local (United States) and foreign components of profit (loss) before income taxes were comprised of the following:

	Three months ended March 31,
	2014	2013
Tax jurisdictions from:
– Local	$-	$-
– Foreign	352,547	(225,109)
Income (loss) before income taxes	$352,547	$(225,109)

The provision for income taxes consisted of the following:

	Three months ended March 31,
	2014	2013
Current:
– Local	$-	$-
– Foreign, representing by:
Hong Kong	-	-
The PRC	-	6,099

Deferred:
– Local	-	-
– Foreign	-	-
Income tax expense	$-	$6,099

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

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

Hong Kong

Golden Wide is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. For the three months ended March 31, 2014 and 2013, Golden Wide suffered from an operating loss of $168 and $129, respectively.

The PRC

The Company generated its income from its subsidiaries and VIEs operating in the PRC for the three months ended March 31, 2014 and 2013, which are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%. A reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2014 and 2013 is as follows:

	Three months ended March 31,
	2014	2013

Income (loss) before income taxes	$373,283	$(216,982)
Statutory income tax rate	25%	25%

Income tax expense at the statutory rate	93,321	(54,246)
Net operating loss not recognized as deferred tax asset	(155,159)	(98,691)
Non-taxable income	(113,550)	-
Non-deductible items	175,388	146,838
Income tax expense	$-	$6,099

As of March 31, 2014, the Company incurred $3,466,154 of aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $866,539 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 10 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended March 31, 2014 and 2013, there was a single customer who accounted for 100% of the Company’s revenues with no accounts receivable balance at period-end, respectively.

A customer is located in the PRC.

(b) Major vendors

For the three months ended March 31, 2014 and 2013, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

		Three months ended March 31, 2014		March 31, 2014
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$505,045	67%	$132,485
Vendor B		253,565	33%	89,511

	Total:	$758,610	100%	$221,996

		Three months ended March 31, 2013		March 31, 2013
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$542,616	68%	$511,568
Vendor C		136,813	17%	-
Vendor D		83,041	10%	-

	Total:	$762,470	95%	$511,568

All vendors are located in the PRC.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

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

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

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

NOTE – 11 COMMITMENTS AND CONTINGENCIES

The Company is committed under several non-cancelable operating leases for office premises and mining rights with the terms ranging from 1 to 10 years, with fixed monthly rentals or scheduled payments. Total rent expenses (excluding amortization of prepaid mining rights) for the three months ended March 31, 2014 and 2013 was $30,398 and $27,827, respectively.

As of March 31, 2014, the Company has the aggregate future minimum rental payments due under these non-cancelable operating leases, as follows:

	Operating lease commitments
	Office premises	Mine operating rights	Total
Year ending March 31,
2015	$114,134	$-	$114,134
2016	91,174	-	91,174
2017	-	-	-
2018	-	7,006,353	7,006,353

Total:	$205,308	$7,006,353	$7,211,661

 NOTE – 12 SUBSEQUENT EVENTS

The company evaluated subsequent events through the date the financial statements were issued and filed with this Form10-Q. There were no subsequent events that required recognition or disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures for the three months ended March 31, 2014, or since inception.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of March 31, 2014, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

		Percentage of
Name and Address of Beneficial Owner	Number of Shares	Ownership

Feize Zhang Room 3207, New World Center, 6009 Yitian Road, Futian District, Shenzhen, PR China	27,510,000	22%

Glory Knight International Limited (1) 4C, BLK 32, Parc Versailles, Tai Po, New Territories, Hong Kong	8,752,000	7%

All Officers and Directors as a Group	36,262,000	29%

(1)	Glory Knight International Limited is a limited partnership formed in the British Virgin Islands and is an unrelated third party, which purchased its shares in a private placement of our securities. Glory Knight is wholly owned by Mr. Poon-ho Chik, 4C, Blk 32, Parc Versailles, Tai Po, New Territories, Hong Kong. The shares were issued in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933. These securities were issued to unrelated parties of the registrant and bear a restrictive legend.

Future Sales by Existing Stockholders

A total of 115,000,000 shares have been issued to the existing stockholders, and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition. Any sale of shares held by the existing stockholders (after applicable restrictions expire) and/or the sale of shares purchased in our initial public offering (which would be immediately resalable after the offering), may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance.

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

Amount Due to a Related Party

As of March 31, 2014 and December 31, 2013, amount due to a related party were $188,640 and $182,432 respectively. These represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

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

The following exhibits marked with one asterisk have been omitted from this filing, are incorporated herein by this reference and can be found in their entirety in our original Form S-1 registration statement filed on July 2, 2010. The following exhibits marked with two asterisks have been omitted in this filing, are incorporated herein by this reference and can be found in their entirety in our Form S-1/A-1 filed on September 22, 2010. The following exhibits marked with three asterisks have been omitted in this filing, are incorporated herein by this reference and can be found in their entirety in our Form S-1/A-2 filed on October 26, 2010. All documents listed can be found on the SEC website at www.sec.gov under our CIK Number 0001493893

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

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated on May 15, 2014.

China ShouGuan Mining Corporation , Registrant

By: /s/ Feize Zhang

Feize Zhang, Chairman and Principal Executive Officer

By: /s/ Terry Tsao

Terry Tsao, Principal Financial Officer

