Form 10-Q/A
period 2014-03-31
CHINA SHOUGUAN MINING Corp
filed 2014-05-30
CIK 1493893

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

EXPLANATORY NOTE

This amendment is being filed to include the financial data XBRL files, which were omitted in the original 10-Q filed on May 16, 2014 for the quarter ended March 31, 2013 and to amend  the fifth paragraph in Part 1, Item 1 on page 5 and the last paragraph of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Other, at the bottom of Page 33. All other information in the original filing is the same, including the financial statements.

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

On 21st February 2014 SSIC signed a Memorandum of Understanding to acquire 99% shareholdings of Daxinganling Yiguanyuan Mining Investment Company Limited (“DYM”) for a consideration of RMB4,000,000. DYM focuses on mine exploration in the Daxinganling area in the Heilongjiang Province in north-eastern part of China. DYM has signed a Memorandum of Understanding with Daxinganling Guolin Mining Company Limited, a wholly-owned subsidiary of the Daxinganling local government in July 2013, which stated that the two parties would cooperate together to explore the precious metals mines in the Daxinganling area. The completion of the acquisition and the exploration activities are expected to launch in the second quarter of 2014.

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

Other

On 21st February 2014 SSIC entered into a Memorancum of Understanding to acquire 99% shareholdings of Daxinganling Yiguanyuan Mining Investment Company Limited (“DYM”) for a consideration of RMB4,000,000. DYM focuses on mine exploration in the Daxinganling area in the Heilongjiang Province in north-eastern part of China. DYM has signed a Memorandum of Understanding with Daxinganling Guolin Mining Company Limited, a wholly-owned subsidiary of the Daxinganling local government in July 2013, which stated that the two parties would cooperate together to explore the precious metals mines in the Daxinganling area. The completion of the acquisition and the exploration activities are expected to launch in the second quarter of 2014.

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

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated on May 26, 2014.

China ShouGuan Mining Corporation , Registrant

By: /s/ Feize Zhang

Feize Zhang, Chairman and Principal Executive Officer

By: /s/ Terry Tsao

Terry Tsao, Principal Financial Officer