Form 10-Q
period 2014-06-30
CHINA SHOUGUAN MINING Corp
filed 2014-08-19
CIK 1493893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER THE SECURITIES ACT OF 1933

For the Period ended June 30, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [   ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]  No [X]

Issuer's revenues for the six months ended June 30, 2014 were $1,365,558.

As of June 30, 2014, there were 115,000,000 shares of our common stock issued and outstanding. The Company is now quoting at OTCQB for the symbol CHSO. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the $0.0001 par value price per share paid for the shares is approximately $7,318.

DOCUMENTS INCORPORATED BY REFERENCE

Some exhibits required to be filed hereunder, are incorporated herein by reference to our original Form S-1 Registration Statement, filed under CIK No 0001493893 on July 1, 2010, and in amendments filed thereafter, on the SEC website at www.sec.gov.

PART I

ITEM 1. FINANCIAL STATEMENTS

CHINA SHOUGUAN MINING CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2014 And December 31, 2013 (Audited)	F-1

Condensed Consolidated Statements of Operations And Comprehensive Loss for the Three and Six Months ended June 30, 2014 And 2013	F-2

Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2014 And 2013	F-3

Condensed Consolidated Statement of Stockholders’ Equity for the Six Months ended June 30, 2014	F-4

Notes to Condensed Consolidated Financial Statements	F-5 to F-17

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$ 241,723	$248,983
Deposits and prepayments	107,180	96,854
Consideration receivable	3,653,962	-
Prepaid mining rights, current	2,143,657	2,158,979
Assets held for sale	-	6,961,956
Total current assets	6,146,522	9,466,772
Non-current assets:
Prepaid mining rights	4,998,085	5,131,944
Property, plant and equipment, net	2,339,269	2,504,611
Construction in progress	812,346	-
Total Assets	$ 14,296,222	$17,103,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 670,857	$508,659
Amount due to a related party	180,681	182,432
Loans payable	9,673,223	9,427,468
Note payable, related party	405,996	1,406,608
Accrued liabilities and other payable	718,256	1,762,312
Liabilities held for sale	-	874
Total current liabilities	11,649,013	13,288,353
Long-term liabilities:
Loans payable, unsecured	188,372	241,657
Total long-term liabilities	188,372	241,657
Total liabilities	11,837,385	$13,530,010

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized; 115,000,000 shares issued and outstanding, respectively	11,500	11,500
Additional paid-in capital	8,899,597	8,899,597
Subscription receivable	(718,459)	(718,459)
Statutory reserve	308,898	645,781
Accumulated other comprehensive income	247,532	488,496
Accumulated deficits	(6,290,231)	(5,753,598)

Total stockholders’ equity	2,458,837	3,573,317

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 14,296,222	$17,103,327

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Revenues, net:	$847,485	$1,390,704	$1,365,558	$2,479,302

Cost of revenue	(1,878,521)	(1,440,365)	(2,206,045)	(2,484,234)

Gross loss	(1,031,036)	(49,661)	(840,487)	(4,932)

Operating expenses:
General and administrative	(184,108)	(345,284)	(437,322)	(650,779)

Total operating expenses	(184,108)	(345,284)	(437,322)	(650,779)

Loss from operations	(1,215,144)	(394,945)	(1,277,809)	(655,711)

Other income (expense):
Interest expense	(80,700)	(36,970)	(119,907)	(76,759)
Interest income	125	197	344	379
Other income	-	-	454,200	-

Loss before income taxes	(1,295,719)	(431,718)	(943,172)	(732,091)

Income tax expense	-	(7,605)	-	(13,704)

NET LOSS	$(1,295,719)	$(439,323)	$(943,172)	$(745,795)

Other comprehensive income:
- Foreign currency translation (loss) gain	(117,262)	101,592	(240,964)	168,712

COMPREHENSIVE LOSS	$(1,412,981)	$(337,731)	$(1,184,136)	$(577,083)

Net loss per share – Basic and diluted	$0.01	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding – Basic and diluted	115,000,000	125,000,000	115,000,000	124,577,778

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(943,172)	$(745,795)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	182,976	269,235
Amortization of prepaid mining right	1,074,200	1,065,719
Gain on disposal of subsidiary	(454,200)	-
Changes in operating assets and liabilities:
Accounts receivable	-	1,062,382
Deposits and prepayments	(10,790)	(2,491,407)
Accounts payable	3,063	383,441
Income tax payable	-	(244,454)
Accrued liabilities and other payable	430,655	36,128

Net cash provided by (used in) operating activities	282,732	(664,751)

Cash flows from investing activities:
Proceed from disposal of subsidiary	2,197,226	-
Purchase of plant and equipment	(724)	(142,626)
Payments on mining rental deposits	(976,545)	-
Payments on construction in progress	(651,030)	(43,161)

Net cash provided by (used in) investing activities	568,927	(185,787)

Cash flows from financing activities:
Proceeds from private placement, net of expense	-	481,541
Proceeds from notes and loans payable	2,180,951	726,627
Repayments to loans payable	(1,919,282)	(164,418)
Proceeds from loan payable, related party	781,236	-
Repayments to loan payable, related party	(1,774,057)	-
Repayments to a related party	(1,777)	(23,414)

Net cash (used in) provided by financing activities	(732,929)	1,020,336

Effect of exchange rate changes on cash and cash equivalents	(125,990)	75,763

NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,260)	245,561

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	248,983	227,928

CASH AND CASH EQUIVALENTS, END OF PERIOD	$241,723	$473,489

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$258,158
Cash paid for interest	$89,248	$76,759

See accompanying notes to condensed consolidated financial statements

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional	Subscription	Statutory	Accumulated other comprehensive	Accumulated	Total Stockholders’
	No. of shares	Amount	paid-in capital	receivable	reserve	income	deficits	Equity

Balance as of January 1, 2014	115,000,000	$11,500	$8,899,597	$(718,459)	$645,781	$488,496	$(5,753,598)	$3,573,317

Disposal of a subsidiary	-	-	-	-	(336,883)	-	406,539	69,656

Foreign currency translation adjustment	-	-	-	-	-	(240,964)	-	(240,964)

Net loss for the period	-	-	-	-	-	-	(943,172)	(943,172)

Balance as of June 30, 2014	115,000,000	$11,500	$8,899,597	$(718,459)	$308,898	$247,532	$(6,290,231)	$2,458,837

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

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

In the opinion of management, the consolidated balance sheet as of December 31, 2013 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2014 or for any future period.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 3 - GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2014, the Company suffered the accumulated deficits of $6,290,231 from prior years and suffered from a working capital deficit of $5,502,491. The continuation of the Company as a going concern is dependent upon the continuing financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

Exploration Stage Company

Despite the fact that the Company commenced its production in 2009, it is still considered an exploration stage company under the criteria set forth by the Securities and Exchange Commission (“SEC”) since it has not yet demonstrated the existence of proven or probable reserves, defined by SEC Industry Guide 7 at Cunliji and Dayuan Gold Mines. As a result, and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for exploration stage companies, all expenditures for exploration and evaluation of the Company’s properties are expensed as incurred until mineralized material is classified as proven or probable reserves. Accordingly, substantially all expenditures for mine development and mill construction have been expensed as incurred. Certain expenditures, such as for rolling stock or other general-purpose equipment, may be capitalized, subject to evaluation for possible impairment of the asset. As of June 30, 2014, none of the mineralized material at Cunliji and Dayuan Gold Mines met the SEC’s definition of proven or probable reserves. The Company expects to remain an exploration stage company for the foreseeable future, even though it has reached commercial production. The Company will not exit the exploration stage unless and until it demonstrates the existence of proven or probable reserves that meet SEC guidelines.

Proven or Probable Reserves

The definition of proven or probable reserves is set forth in SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. In addition, reserves cannot be considered proven or probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination. As of June 30, 2014, none of the Company’s mineralized resources met the definition of proven or probable reserves.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

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

5.  Operating Agreement.

With the above agreements, SBCL demonstrates its ability to control SSIC and JinGuan as the primary beneficiaries and the operating results of the VIEs was included in the condensed consolidated financial statements for the three and six months ended June 30, 2014 and 2013.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Prepaid Mining Rights

Prepaid mining rights represent certain amount of lease prepayment made for the operation of the mining license of Dayuan Gold Mine and are being amortized using a straight-line basis over its scheduled lease term.

The rent expense on prepaid mining rights for the three months ended June 30, 2014 and 2013 was $534,971 and $542,806, respectively.

The rent expense on prepaid mining rights for the six months ended June 30, 2014 and 2013 was $1,074,200 and $1,065,719, respectively.

As of June 30, 2014, the estimated annual amortization of the prepaid mining rights for the next five years and thereafter is as follows:

Years ending June 30:
2015	$2,143,657
2016	2,143,658
2017	2,143,658
2018	597,091
2019	32,480
Thereafter	81,198

Total:	$7,141,742

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

Depreciation expense for the three months ended June 30, 2014 and 2013 were $89,970 and $107,707, respectively.

Depreciation expense for the six months ended June 30, 2014 and 2013 were $182,976 and $269,235, respectively.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

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

Resource Compensation Fees

In accordance with the relevant regulations under the Chinese Law, a company that is engaged in exploiting mineral resources is required to pay a resource tax and resources compensation levy to the local government as the compensation for the depletion of mineral resources. Pursuant to “Provisional Regulations on Resources Tax of the PRC” and “ Administrative Rules on the Levy of Mineral Resources Compensation ”, the amounts of the resource tax and resources compensation levy are computed on the basis of the sales revenue of mineral products. The Company was required to pay resource compensation fees of $0 and $42,661 for the six months ended June 30, 2014 and 2013, respectively.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

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

For the three and six months ended June 30, 2014 and 2013, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2014, the Company did not have any significant unrecognized uncertain tax positions.

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement” , using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	June 30, 2014	June 30, 2013
Period-end RMB:US$1 exchange rate	6.1577	6.1787
Period average RMB:US$1 exchange rate	6.1441	6.1930

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

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

Segment Reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three and six months ended June 30, 2014, the Company operates in one reportable operating segment in the PRC.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments include cash, amounts due from (to) related parties, deposits and prepayments, accounts payable, amount due to a related party, income tax payable, accrued liabilities and other payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company’s loans and note payable approximated its fair value based on the current market prices or interest rates for similar debt instruments.

The Company also follows the guidance of ASC Topic 820-10, “ Fair Value Measurements and Disclosures ” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

-Level 1: Observable inputs such as quoted prices in active markets;

-Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

-Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

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

NOTE 5 - DISPOSAL OF A SUBSIDIARY

On March 31, 2014, the Company and its former variable interest entity, Penglai XinGuan Investment Limited completed a Definitive Share and Asset Agreement with an independent third party to sell and transfer all assets and liabilities primarily related to Cunliji Mine Project, at a purchase price of approximately $7,300,000 (Equivalent to RMB 45 million). It resulted in a gain of $454,200 (equivalent to RMB 2.78 million) and a consideration receivable of $3,649,990 (equivalent to RMB 22.5 million) at June 30, 2014, which is expected to be fully received by the end of December 2014.

NOTE 6 - AMOUNT DUE TO A RELATED PARTY

As of June 30, 2014, amount due to a related party represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 7 - LOANS PAYABLE

As of June 30, 2014 and December 31, 2013, the Company also held the following short-term and long-term loans payable to third parties:

Loans payable to certain individuals and financial institutions in the PRC:	June 30, 2014	December 31, 2013

Loans payable to individuals, unsecured:

Equivalent to RMB4,500,000 (2013: RMB4,500,000) with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2015	$730,792	$736,016

Equivalent to RMB7,400,000 (2013: RMB7,400,000) with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2015	1,201,747	1,210,337

Equivalent to RMB8,000,000 (2013: RMB8,000,000) with interest rate at 5.18% per annum, payable at its maturity, due June 14, 2015	1,299,186	1,308,472

Equivalent to RMB2,700,000 (2013: RMB2,700,000) with interest rate at 5.18% per annum, payable at its maturity, due March 27, 2015	438,475	441,609

Equivalent to RMB3,842,600 (2013: RMB4,942,600) with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due March 7, 2015	624,031	808,407

Equivalent to RMB22,000,000 (2013: RMB22,000,000) with interest rate at 2% per annum, payable at its maturity, due August 12, 2014	3,572,764	3,598,299

Equivalent to RMB2,000,000 interest free, payable at its maturity, fully repaid on January 17, 2014	-	327,118

Equivalent to RMB 1,782,144 (2013: RMB2,074,429) with effective interest rate at 8.97% per annum, payable with monthly principal and interest payments, due February 28, 2017	289,417	339,292

	8,156,412	8,769,550

Loans payable to financial institutions, secured:

Equivalent to RMB5,500,000 with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, full repaid on April 16, 2014, , which is secured by the property and personal guarantee provided by the director	-	899,575

Equivalent to RMB5,500,000 with interest rate at 1.5 times of the bank of China Benchmark Lending Rate, payable at its maturity, due April 15, 2015, which is secured by the property and personal guarantee provided by the director	893,192	-

Equivalent to RMB5,000,000 with interest rate at 1.1 times of the bank of China Benchmark Lending Rate, payable at its maturity, due April 24, 2015, which is secured by its pledged deposit provided by the director	811,991	-

Total current and long-term liabilities	9,861,595	9,669,125
Less: long-term portion	(188,372)	(241,657)

Total current liabilities	$9,673,223	$9,427,468

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of June 30, 2014, the minimum future payments of the loans payable in the next three years are as follow:

Years ending June 30:
2015	$9,673,223
2016	109,780
2017	78,592

Total:	$9,861,595

NOTE 8 - LOANS PAYABLE, RELATED PARTY

As of June 30, 2014, the loan $405,996 due to Mr. Zhang, the director of the Company, due March 9, 2015, which was unsecured, carried annual interest at Bank of China Benchmark Lending Rate and payable in a monthly installment. The interest expense to a related party amounted to $41,731 and $27,811 for the six months ended June 30, 2014 and 2013, respectively.

NOTE 9 - INCOME TAXES

For the six months ended June 30, 2014 and 2013, the local (United States) and foreign components of profit (loss) before income taxes were comprised of the following:

	Six months ended June 30,
	2014	2013
Tax jurisdictions from:
– Local	$-	$-
– Foreign	(943,172)	(732,091)
Loss before income taxes	$(943,172)	$(732,091)

The provision for income taxes consisted of the following:

	Six months ended June 30,
	2014	2013
Current:
– Local	$-	$-
– Foreign, representing by:
Hong Kong	-	-
The PRC	-	13,704

Deferred:
– Local	-	-
– Foreign	-	-
Income tax expense (credit)	$-	$13,704

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

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

Hong Kong

Golden Wide is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. For the six months ended June 30, 2014 and 2013, Golden Wide suffered from an operating loss of $299 and $2,285, respectively.

The PRC

The Company generated its income from its subsidiaries and VIEs operating in the PRC for the three months ended June 30, 2014and 2013, which are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%. A reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2014 and 2013 is as follows:

	Six months ended June 30,
	2014	2013

Loss before income taxes	$(917,887)	$(711,929)
Statutory income tax rate	25%	25%

Income tax expense at the statutory tax rate	(229,472)	(177,982)
Tax adjustments		-
Net operating loss not recognized as deferred tax asset	(234,481)	(201,912)
Non-deductible items	463,953	393,598
Income tax expense (credit)	$-	$13,704

As of June 30, 2014, the Company incurred $3,788,958 of aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $947,240 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 10 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three and six months ended June 30, 2014, there was a single customer who accounted for 100% of the Company’s revenues with no accounts receivable balance at period-end, respectively.

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

A customer is located in the PRC.

(b) Major vendors

For the three and six months ended June 30, 2014 and 2013, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

		Three months ended June 30, 2014		June 30, 2014
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A	Total:	$424,060	100%	$288,578

		Six months ended June 30, 2014		June 30, 2014
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$616,253	71%	$288,578
Vendor B		252,564	21%	89,608

	Total:	$868,817	100%	$378,186

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

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

NOTE 11 - RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2014 and 2013, the Company paid interest expense of $41,731 and $27,811 to its director on related party loan for the six months ended June 30, 2014 and 2013, respectively.

For the six months ended June 30, 2014, the director of the Company also provided his personal guarantee and his personal assets as security to the loan borrowings at no charge.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

(a)

Operating lease commitments

The Company is committed under several non-cancelable operating leases for office premises and mining rights with the terms ranging from 1 to 10 years, with fixed monthly rentals or scheduled payments. Total rent expenses (excluding amortization of prepaid mining rights) for the six months ended June 30, 2014 and 2013 was $59,285 and $57,377, respectively.

As of June 30, 2014, the Company has the aggregate future minimum rental payments due under these non-cancelable operating leases, as follows:

	Operating lease commitments
	Office premises	Mine operating rights	Total
Year ending June 30,
2015	$107,956	$-	$107,956
2016	67,925	-	67,925
2017	-	-	-
2018	-	7,145,525	7,145,525

Total:	$175,881	$7,145,525	$7,321,406

(b)

Capital commitments

On February 21, 2014, the Company was entered into the acquisition agreement to purchase 99% equity interest of Daxinganling Yiguanyuan Mining Investment Company Limited (“DYM”) for a consideration of RMB4,000,000.  The acquisition was completed in July 2014.

NOTE 13 - SUBSEQUENT EVENTS

The Company evaluated and disclosed the material subsequent events through the date the financial statements were issued and filed with this Form10-Q.

On February 21, 2014 the subsidiary of the Company was entered into the acquisition agreement to purchase 99% equity interest of Daxinganling Yiguanyuan Mining Investment Company Limited (“DYM”) for a consideration of RMB4,000,000.  The acquisition was completed in July 2014 and the operating results of the subsidiary will be included in the consolidated financial statements in the third quarter of 2014.

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

On February 21, 2014 SSIC acquired 99% shareholdings of Daxinganling Yiguanyuan Mining Investment Company Limited (“DYM”) for a consideration of RMB4,000,000. DYM focuses on mine exploration in the Daxinganling area in the Heilongjiang Province in north-eastern part of China. DYM has signed a Memorandum of Understanding with Daxinganling Guolin Mining Company Limited, a wholly-owned subsidiary of the Daxinganling local government in July 2013, which stated that the two parties would cooperate together to explore the precious metals mines in the Daxinganling area. The acquisition was subsequent completed in July 2014 and the operating results of the subsidiary will be consolidated in the third quarter of 2014.

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

Current Operations

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

The Dayuan Mine commenced exploratory operation in July 2011. Mineral exploration was temporary halted in the Dayuan Mine during the Chinese New Year holiday in January and February 2014 and hence no gold concentrate was produced in these two months. For the three and six months ended June 30, 2014, total gold ore production of the Dayuan Mine was approximately 4,200 tons or a monthly average of 4,200 tons (using a one-month average), with an average gold grade of 3.38 g/t. Gold concentrate sold for the period was 12.54 kg. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 182.6 tons/day (one-month average) during the period.

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

Others

On February 21, 2014 SSIC acquired 99% shareholdings of Daxinganling Yiguanyuan Mining Investment Company Limited (“DYM”) for a consideration of RMB4,000,000. DYM focuses on mine exploration in the Daxinganling area in the Heilongjiang Province in north-eastern part of China. DYM has signed a Memorandum of Understanding with Daxinganling Guolin Mining Company Limited, a wholly-owned subsidiary of the Daxinganling local government in July 2013, which stated that the two parties would cooperate together to explore the precious metals mines in the Daxinganling area. The acquisition was completed in July 2014 and the operating results of the subsidiary will be included in the consolidated financial statements in the third quarter of 2014.

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

The following tables set forth key components of our results of operations for the three and six months ended June 30, 2014 compared to the same period in 2013. All numbers referenced are in U.S. Dollars:

	Three months ended June 30,		Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Revenues, net:	$847,485	$1,390,704	(543,219)	(39%)

Cost of revenue	(1,878,521)	(1,440,365)	438,156	30%

Gross loss	(1,031,036)	(49,661)	981,375	1976%

General and administrative expense	(184,108)	(345,284)	(161,176)	(47%)
Loss from operations	(1,215,144)	(394,945)	820,199	208%

Other income (expense)
Interest expense	(80,700)	(36,970)	43,730	118%
Interest income	125	197	(72)	(37%)
Other income	-	-
Loss before income taxes	$(1,295,719)	$(431,718)	864,001	200%
Income tax expenses	$-	(7,605)	(7,605)	(100%)
NET LOSS	$(1,295,719)	$(439,323)	856,396	195%
Other comprehensive income:
- Foreign currency translation adjustment	(117,262)	101,592	(218,854)	(215%)
COMPREHENSIVE LOSS	$(1,412,981)	$(337,731)	1,075,250	318%
Net loss per share – Basic and diluted	$0.01	$(0.0)
Weighted average common stock outstanding (Basic and diluted)	115,000,000	125,000,000

	Six months ended June 30,		Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Revenues, net:	$1,365,558	$2,479,302	(1,113,744)	(45%)

Cost of revenue	(2,206,045)	(2,484,234)	(278,189)	(11%)

Gross loss	(840,487)	(4,932)	835,555	16,942%
General and administrative expense	(437,322)	(650,779)	(213,457)	(33%)
Loss from operations	(1,277,809)	(655,711)	622,098	95%

Other income (expense)
Interest expense	(119,907)	(76,759)	43,148	56%
Interest income	344	379	(35)	(9%)
Other income	454,200	-	454,200	N.M.
Loss before income taxes	$(943,172)	$(732,091)	211,081	29%
Income tax expenses	$-	(13,704)	(13,704)	N.M.
NET LOSS	$(943,172)	$(745,795)	197,377	26%
Other comprehensive income:
- Foreign currency translation adjustment	(240,964)	168,712	(409,676)	(243%)
COMPREHENSIVE LOSS	$(1,184,136)	$(577,083)	607,053	105%
Net loss per share – Basic and diluted	$(0.01)	$(0.01)

Weighted average common stock outstanding (Basic and diluted)	115,000,000	124,577,778

NM: Not meaningful

Revenue

We commenced gold mineral exploration activity in May 2009 and began selling of gold concentrate in July 2009. Gold concentrate is mainly sold to smelting plants in the Shandong Province, PRC.

Sales revenue derived from sales of gold concentrate for the three months ended June 30, 2014 decreased to $847,485, a decrease of $543,219, or 39% from sales revenue of $1,390,704 for the three months ended June 30, 2014. The decrease of revenue was mainly attributable to a decrease in gold concentrate sold as a result of comparatively lowered gold grade in the area mined during the three months ended June 30, 2014 and a decrease of world’s gold price.

Sales revenue derived from sales of gold concentrate for the six months ended June 30, 2014 decreased to $1,365,558, a decrease of $1,113,744, or 45% from sales revenue of $2,479,302 for the six months ended June 30, 2014. The decrease of revenue was mainly attributable to a decrease in gold concentrate sold as a result of comparatively lowered gold grade in the area mined during the six months ended June 30, 2014 and a decrease of world’s gold price.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2014 and 2013 were $1,878,521 and $1,440,365 respectively, and consisted primarily of direct materials, direct labor, extracting fees, and other operating overhead, which were primarily attributable to the sales of gold concentrates. Shipping and handling costs associated with the distribution of our products were borne by the customers.

Cost of revenue for the six months ended June 30, 2014 and 2013 were $2,206,045 and $2,484,234, respectively, and consisted primarily of direct materials, direct labor, extracting fees, and other operating overhead, which were primarily attributable to the sales of gold concentrates. Shipping and handling costs associated with the distribution of our products were borne by the customers.

Gross Loss

We recorded a gross loss of $1,031,036 for the three months ended June 30, 2014, an increase of $981,375 or 1976%, from the gross loss of $49,661 for the three months ended June 30, 2013. The increase was mainly attributable to the decrease in gold concentrate sold as a result of comparatively lowered gold grade in the area mined during the three months ended June 30, 2014 and a decrease of world’s gold price.

We recorded a gross loss of $840,487 for the six months ended June 30, 2014, an increase of $835,555 or 16,942%, from the gross loss of $4,932 for the six months ended June 30, 2013. The increase was mainly attributable to the decrease in gold concentrate sold as a result of comparatively lowered gold grade in the area mined during the six months ended June 30, 2014 and a decrease of world’s gold price.

General and Administrative Expenses

General and administrative expenses comprised mainly of salaries and staff welfare expenses, legal and professional fees, entertainment expenses, traveling and hotel accommodation expenses and office expenses. General and administrative expenses for the three months ended June 30, 2014, decreased by $161,176 or 47%, from $345,284 to $184,108, for the same comparable period in 2013.

General and administrative expenses comprised mainly of salaries and staff welfare expenses, legal and professional fees, entertainment expenses, traveling and hotel accommodation expenses and office expenses. General and administrative expenses for the six months ended June 30, 2014, decreased by $213,457 or 33%, from $650,779 to $437,322, for the same comparable period in 2013.

Income Tax Expense

Income tax expenses amounted to Nil and $7,605 for the three months ended June 30, 2014 and 2013.

Income tax expenses amounted to Nil and $13,704 for the six months ended June 30, 2014 and 2013.

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

The PRC

We have generated all of our income through our subsidiaries and VIEs operating in the PRC for the three and six months ended June 30, 2014 and 2013. All entities in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%.

Net loss

We recorded a net loss of $1,295,719 for the three months ended June 30, 2014, an increase of $856,396 from a net loss of $439,323 for the three months ended June 30, 2013. The increase was mainly attributable to the increase in gross loss $981,375.

Also, we recorded a net loss of $943,172 for the six months ended June 30, 2014, an increase of $197,377 from a net loss of $745,795 for the six months ended June 30, 2014. The increase was mainly attributable to the increase in gross loss $835,555, the decrease in general and administrative expenses $213,457 and the gain on disposal of a subsidiary $454,200.

Liquidity and Capital Resources

Our primary liquidity needs are to fund operational expenses, capital expenditures and potential acquisition of gold mining properties in the Shandong province. To date, we have financed our working capital requirements and capital expenditures through internally generated cash and capital contribution from our existing shareholders.

As of June 30, 2014, our current assets were $6,146,522, and our current liabilities were $11,649,013. Cash and cash equivalents totaled $241,723 as of June 30, 2014. Stockholders’ deficits at June 30, 2014 was $6,290,231.

Net cash provided by operating activities was $282,732 for the six months ended June 30, 2014 as compared to net cash used in operating activities of $664,751 for the six months ended June 30, 2013. Net cash provided by operating activities increased by $947,483 was primarily due to the amortization of prepaid mining right, deposits and prepayments and accounts receivables. .

Net cash provided by investing activities amounted to $568,927 for the six months ended June 30, 2014 as compared to net cash used in investing activities of $185,787 for the six months ended June 30, 2013. Net cash provided by investing activities increased by $754,714 was primarily due to the proceeds from disposal of subsidiary $2,197,226 and payments on mining rental deposits $976,545.

Net cash used in financing activities amounted to $732,929 for six months ended June 30, 2014 as compared to net cash provided by financing activities of $1,020,336 for six months ended June 30, 2013. Net cash used in financing activities increased by $1,753,265, was primarily due to repayments to loans payable, loans payable for related parties and proceeds from notes and loans payable..

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, financings or other relationships.

Amount Due to a Related Party

As of June 30, 2014, amount due to a related party represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

Commitments and Contingencies

The Company is committed under several non-cancelable operating leases for office premises and mining rights with the terms ranging from 1 to 10 years, with fixed monthly rentals or scheduled payments.

The rent expense on prepaid mining rights for the three months ended June 30, 2014 and 2013 was $534,971 and $542,806, respectively.

The rent expense on prepaid mining rights for the six months ended June 30, 2014 and 2013 was $1,074,200 and $1,065,719, respectively.

As of June 30, 2014, the Company has the aggregate future minimum rental payments due under various non-cancelable operating leases in the next three years:

Operating lease commitments
Years ending June 30,	Office premises	Mine operating rights	Total
2015	$ 107,956	$ -	$ 107,956
2016	$ 67,925	$ -	$ 67,925
2017	-	-	-
2018	-	7,145,525	7,145,525
Total	$ 175,881	$ 7,145,525	$ 7,321,406

Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2014 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

Item 3.  Quantitative and qualitative disclosures about market risk

We are exposed to the following concentrations of risk:

(a) Major customers

For the three and six months ended June 30, 2014, there was a single customer who accounted for 100% of the Company’s revenues with no accounts receivable balance at period-end, respectively.

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

A customer is located in the PRC.

(b) Major vendors

For the three and six months ended June 30, 2014 and 2013, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

		Three months ended June 30, 2014		June 30, 2014
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$424,060	100%	$288,578
Vendor B		-	-	89,608

	Total:	$424,060	100%	$378,186

		Six months ended June 30, 2014		June 30, 2014
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$616,253	71%	$288,578
Vendor B		252,564	21%	89,608

	Total:	$868,817	100%	$378,186

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

Item 4.  Controls and procedures

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of June 30, 2014, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

In early May of 2014, the Company was received an injunction on its certain assets from the court of Fuzhou City in China.  The dispute was involved between two individuals (shareholders of the Company) on their personal claims.  The plaintiff issued a writ to sue the defendant for contractual claim and in the action applied for injunction order on certain assets of the Company. The matter is now under settlement and the injunction has not caused any negative impact to the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None

Item 6.  Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 19, 2014.

China ShouGuan Mining Corporation , Registrant By: /s/ Feize Zhang Feize Zhang Chairman and Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated on August 19, 2014.

China ShouGuan Mining Corporation , Registrant By: /s/ Feize Zhang Feize Zhang Chairman and Principal Executive Officer By: /s/ Terry Tsao Terry Tsao Principal Financial Officer