Form 10-Q
period 2014-09-30
CHINA SHOUGUAN MINING Corp
filed 2014-11-14
CIK 1493893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER THE SECURITIES ACT OF 1933

For the Period ended September 30, 2014

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

Yes [   ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [   ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]  No [X]

Issuer's revenues for the nine months ended September 30, 2014 were $1,919,715.

As of September 30, 2014, there were 115,000,000 shares of our common stock issued and outstanding. The Company is now quoting at OTCQB for the symbol CHSO. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the $0.0001 par value price per share paid for the shares is approximately $7,318.

DOCUMENTS INCORPORATED BY REFERENCE

Some exhibits required to be filed hereunder, are incorporated herein by reference to our original Form S-1 Registration Statement, filed under CIK No 0001493893 on July 1, 2010, and in amendments filed thereafter, on the SEC website at www.sec.gov.

PART I

ITEM 1. FINANCIAL STATEMENTS

CHINA SHOUGUAN MINING CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2014 And December 31, 2013 (Audited)	F-1

Condensed Consolidated Statements of Operations And Comprehensive Loss for the Three and Nine Months ended September 30, 2014 And 2013	F-2

Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2014 And 2013	F-3

Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months ended September 30, 2014	F-4

Notes to Condensed Consolidated Financial Statements	F-5 to F-18

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$284,666	$248,983
Accounts receivable	555,957	-
Deposits and prepayments	118,336	96,854
Amount due from a related party	120,197	-
Consideration receivable	1,462,820	-
Prepaid mining rights, current	2,145,469	2,158,979
Assets held for sale	-	6,961,956

Total current assets	4,687,445	9,466,772

Non-current assets:
Prepaid mining rights	4,465,942	5,131,944
Property, plant and equipment, net	3,052,544	2,504,611

TOTAL ASSETS	$12,205,931	$17,103,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$554,616	$508,659
Amount due to a related party	-	182,432
Loans payable, unsecured	7,070,981	9,427,468
Notes payable, related party	1,073,654	1,406,608
Accrued liabilities and other payable	449,149	1,762,312
Liabilities held for sale	-	874

Total current liabilities	9,148,400	13,288,353

Long-term liabilities:
Loans payable, unsecured	161,911	241,657
Notes payable, related party	1,050,083	-

Total long-term liabilities	1,211,994	241,657

Total liabilities	10,360,394	$13,530,010

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized; 115,000,000 shares issued and outstanding, respectively	11,500	11,500
Additional paid-in capital	8,899,597	8,899,597
Subscription receivable	(718,459)	(718,459)
Statutory reserve	308,898	645,781
Accumulated other comprehensive income	396,689	488,496
Accumulated deficits	(7,052,688)	(5,753,598)

Total stockholders’ equity	1,845,537	3,573,317

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,205,931	$17,103,327

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Revenues, net	$554,157	$1,292,135	$1,919,715	$3,771,437

Cost of revenue	(1,017,159)	(1,295,432)	(3,223,204)	(3,779,666)

Gross loss	(463,002)	(3,297)	(1,303,489)	(8,229)

Operating expenses:
General and administrative	(199,764)	(363,234)	(637,086)	(1,014,053)

Total operating expenses	(199,764)	(363,234)	(637,086)	(1,014,053)

Loss from operations	(662,766)	(366,531)	(1,940,575)	(1,022,282)

Other income (expense):
Interest expense	(99,786)	(36,617)	(219,693)	(113,376)
Interest income	95	48	439	427
Other income	-	74,062	454,200	74,062

Loss before income taxes	(762,457)	(329,038)	(1,705,629)	(1,061,169)

Income tax expense	-	-	-	(13,664)

NET LOSS	$(762,457)	$(329,038)	$(1,705,629)	$(1,074,833)

Other comprehensive income:
- Foreign currency translation (loss) gain	149,157	22,100	(91,807)	10,812

COMPREHENSIVE LOSS	$(613,300)	$(306,938)	$(1,797,436)	$(1,064,021)

Net loss per share – Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding – Basic and diluted	115,000,000	125,000,000	115,000,000	124,577,778

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,705,629)	$(1,074,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	285,445	375,874
Amortization of prepaid mining right	1,609,154	1,593,946
Gain on disposal of subsidiary	(454,200)	-
Changes in operating assets and liabilities:
Accounts receivable	(555,975)	1,250,070
Deposits and prepayments	(21,944)	(5,925,583)
Accounts payable	(113,754)	(171,535)
Income tax payable	-	(251,213)
Accrued liabilities and other payable	160,348	170,025

Net cash used in operating activities	(796,555)	(4,033,249)

Cash flows from investing activities:
Proceed from disposal of subsidiary	4,388,603	-
Purchase of plant and equipment	(651,862)	(204,344)
Payments on mining rental deposits	(975,245)	-
Payments on construction in progress	-	(2,893)

Net cash provided by (used in) investing activities	2,761,496	(207,237)

Cash flows from financing activities:
Proceeds from private placement, net of expense	-	481,541
Proceeds from loans payable	3,848,243	4,271,454
Repayments to loans payable	(6,224,048)	(210,432)
Proceeds from notes payable, related party	2,568,145	-
Repayments to notes payable, related party	(1,842,191)	(51,750)
Amount due to a director	(302,368)	-

Net cash (used in) provided by financing activities	(1,952,219)	4,490,813

Effect of exchange rate changes on cash and cash equivalents	22,961	78,248

NET CHANGE IN CASH AND CASH EQUIVALENTS	35,683	328,575

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	248,983	227,928

CASH AND CASH EQUIVALENTS, END OF PERIOD	$284,666	$556,503

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$264,877
Cash paid for interest	$219,693	$113,437

See accompanying notes to condensed consolidated financial statements

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in capital	Subscription receivable	Statutory reserve	Accumulated other comprehensive income	Accumulated deficits
	No. of shares	Amount						Total Stockholders’ equity

Balance as of January 1, 2014	115,000,000	$11,500	$8,899,597	$(718,459)	$645,781	$488,496	$(5,753,598)	$3,573,317

Disposal of a subsidiary	-	-	-	-	(336,883)	-	406,539	69,656

Foreign currency translation adjustment	-	-	-	-	-	(91,807)	-	(91,807)

Net income for the period	-	-	-	-	-	-	(1,705,629)	(1,705,629)

Balance as of September 30, 2014	115,000,000	$11,500	$8,899,597	$(718,459)	$308,898	$396,689	$(7,052,688)	$1,845,537

 See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

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

In the opinion of management, the consolidated balance sheet as of December 31, 2013 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2014 or for any future period.

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

The details of the Company’s subsidiaries and VIEs are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest Held

Bei Sheng Limited (“BSL”)	British Virgin Islands, a limited liability company	Investment holding in GWIL and provision of mining technical advice	50,000 issued shares of US$1 each	100%

Golden Wide International Limited (“GWIL”)	Hong Kong, a limited liability company	100%-investment holding in SBCL	10,000 issued shares of HK$1 each	100%

Shoujin Business Consulting (Shenzhen) Limited (“SBCL”)	The PRC, a limited liability company	Provision of consulting service in the PRC	RMB100,000	100%

Shenzhen Shouguan Investment Co., Ltd (“SSIC”) #	The PRC, a limited liability company	99%-investment holding in JinGuan and DYM respectively	RMB18,100,000	N/A

Yantai Jinguan Investment Limited (“JinGuan”) #	The PRC, a limited liability company	100%-investment holding in XinGuan	RMB5,000,000	N/A

Daxinganling Yiguanyuan Mining Investment Company Limited (“DYM”) #	The PRC, a limited liability company	Mine exploration in Daxinganling	RMB4,010,000	N/A

# represents variable interest entity (“VIE”)

The Company and its subsidiaries and VIEs are hereinafter collectively referred to as (“the Company”).

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

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

As of September 30, 2014, the Company suffered the accumulated deficits of $7,052,688 from prior years and suffered from a working capital deficit of $4,460,955. The continuation of the Company as a going concern is dependent upon the continuing financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations.

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

Exploration Stage Company

Despite the fact that the Company commenced its production in 2009, it is still considered an exploration stage company under the criteria set forth by the Securities and Exchange Commission (“SEC”) since it has not yet demonstrated the existence of proven or probable reserves, defined by SEC Industry Guide 7 at Dayuan Gold Mine. As a result, and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for exploration stage companies, all expenditures for exploration and evaluation of the Company’s properties are expensed as incurred until mineralized material is classified as proven or probable reserves. Accordingly, substantially all expenditures for mine development and mill construction have been expensed as incurred. Certain expenditures, such as for rolling stock or other general-purpose equipment, may be capitalized, subject to evaluation for possible impairment of the asset. As of September 30, 2014, the mineralized material at Dayuan Gold Mine did not meet the SEC’s definition of proven or probable reserves. The Company expects to remain an exploration stage company for the foreseeable future, even though it has reached commercial production. The Company will not exit the exploration stage unless and until it demonstrates the existence of proven or probable reserves that meet SEC guidelines.

Proven or Probable Reserves

The definition of proven or probable reserves is set forth in SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. In addition, reserves cannot be considered proven or probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination. As of September 30, 2014, none of the Company’s mineralized resources met the definition of proven or probable reserves.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

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

5.  Operating Agreement.

With the above agreements, SBCL demonstrates its ability to control SSIC and JinGuan as the primary beneficiaries and the operating results of the VIEs was included in the condensed consolidated financial statements for the three and nine months ended September 30, 2014 and 2013.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Prepaid Mining Rights

Prepaid mining rights represent certain amount of lease prepayment made for the operation of the mining license of Dayuan Gold Mine and are being amortized using a straight-line basis over its scheduled lease term.

The rent expense on prepaid mining rights for the three months ended September 30, 2014 and 2013 was $534,954 and $528,227, respectively.

The rent expense on prepaid mining rights for the nine months ended September 30, 2014 and 2013 was $1,609,154 and $1,593,946, respectively.

As of September 30, 2014, the estimated annual amortization of the prepaid mining rights for the next five years and thereafter is as follows:

Years ending September 30:
2015	$2,145,469
2016	2,145,469
2017	2,145,469
2018	69,355
2019	32,507
Thereafter	73,142

Total:	$6,611,411

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

Depreciation expense for the three months ended September 30, 2014 and 2013 were $102,469 and $106,639, respectively.

Depreciation expense for the nine months ended September 30, 2014 and 2013 were $285,445 and $375,874, respectively.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

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

For the three and nine months ended September 30, 2014 and 2013, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2014, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income (loss) per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	September 30, 2014	September 30, 2013
Period-end RMB:US$1 exchange rate	6.1525	6.1480
Period average RMB:US$1 exchange rate	6.1523	6.2110

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

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

Segment Reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three and nine months ended September 30, 2014, the Company operates in one reportable operating segment in the PRC.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments include cash, amounts due from (to) related parties, deposits and prepayments, accounts payable, amount due to a related party, income tax payable, accrued liabilities and other payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company’s loans and notes payable approximated its fair value based on the current market prices or interest rates for similar debt instruments.

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

NOTE 5 - DISPOSAL OF A SUBSIDIARY

On March 31, 2014, the Company and its former variable interest entity, Penglai XinGuan Investment Limited completed a Definitive Share and Asset Agreement with an independent third party to sell and transfer all assets and liabilities primarily related to Cunliji Mine Project, at a purchase price of approximately $7,300,000 (Equivalent to RMB 45 million). It resulted in a gain of $454,200 (equivalent to RMB 2.78 million) from disposal of a subsidiary and a consideration receivable of $1,462,820 (equivalent to RMB 9 million) at September 30, 2014, which is expected to be fully received by the end of December 2014.

NOTE 6 - AMOUNT DUE FROM A RELATED PARTY

As of September 30, 2014, amount due from a related party represented temporary advances made to Mr. Zhang, the director of the Company, which was unsecured, interest-free and repayable on demand.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 7 - LOANS PAYABLE

As of September 30, 2014 and December 31, 2013, the Company also held the following short-term and long-term loans payable to third parties:

	September 30, 2014	December 31, 2013

Loans payable to certain individuals and financial institutions in the PRC:

Loans payable to individuals, unsecured:

Equivalent to RMB4,500,000 (2013: RMB4,500,000) with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2015	$731,410	$736,016

Equivalent to RMB7,400,000 (2013: RMB7,400,000) with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2015	1,202,763	1,210,337

Equivalent to RMB1,320,825 (2013: RMB8,000,000) with interest rate at 5.18% per annum, payable at its maturity, due June 14, 2015	214,680	1,308,472

Equivalent to RMB2,700,000 (2013: RMB2,700,000) with interest rate at 5.18% per annum, payable at its maturity, due March 27, 2015	438,846	441,609

Equivalent to RMB2,448,144 (2013: RMB4,942,600) with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due March 7, 2015	397,911	808,407

Equivalent to RMB5,000,000 (2013: RMB22,000,000) with interest rate at 2% per annum, payable at its maturity, due August 12, 2014	812,678	3,598,299

Equivalent to RMB9,000,000 (2013: RMB0) interest-free, due October 28, 2014	1,462,820	-

Equivalent to RMB2,000,000 interest-free, payable at its maturity, fully repaid on January 17, 2014	-	327,118

Equivalent to RMB 1,631,396 (2013: RMB2,074,429) with effective interest rate at 8.97% per annum, payable with monthly principal and interest payments, due February 28, 2017	265,160	339,292

	5,526,268	8,769,550

Loans payable to financial institutions:

Equivalent to RMB5,500,000 with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, full repaid on April 15, 2014, which is secured by the property and personal guarantee provided by the director	-	899,575

Equivalent to RMB5,500,000 with interest rate at 1.5 times of the Bank of China Benchmark Lending Rate, payable at its maturity, due April 16, 2015, which is secured by the property and personal guarantee provided by the director	893,946	-

Equivalent to RMB5,000,000 with interest rate at 1.1 times of the Bank of China Benchmark Lending Rate, payable at its maturity, due April 24, 2015, which is collateralized by its pledged deposit provided by the director	812,678	-

Total loans payable	7,232,892	9,669,125
Less: long-term portion	(161,911)	(241,657)

Total current portion	$7,070,981	$9,427,468

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of September 30, 2014, the minimum future payments of the loans payable in the next three years are as follow:

Years ending September 30:
2015	$7,070,981
2016	112,175
2017	49,736

Total:	$7,232,892

NOTE 8 - NOTES PAYABLE, RELATED PARTY

As of September 30 2013, the Company held the following notes payable to Mr. Zhang, the director of the Company:

Equivalent to RMB2,500,000, unsecured and interest free, due on March 9, 2015	406,339

Equivalent to RMB3,000,000, unsecured and interest free, due on July 22, 2015	487,607

Equivalent to RMB8,000,000, unsecured, with interest rate at 1.3 times of the Bank of China Benchmark Lending Rate, payable with monthly principal and interest payments, due on April 21, 2020	1,229,791

Total	2,123,737
Less: long-term portion	(1,050,083)

Current portion	$1,073,654

As of September 30, 2014, the minimum future payments of the aggregate notes due to a related party in the next five years and thereafter are as follows:

Years ending September 30:
2015	$1,073,654
2016	195,622
2017	212,945
2018	231,802
2019	252,328
Thereafter	157,386

Total:	$2,123,737

The interest expense to a related party amounted to $66,479 and $40,605 for the nine months ended September 30, 2014 and 2013, respectively.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 9 - INCOME TAXES

For the nine months ended September 30, 2014 and 2013, the local (United States) and foreign components of profit (loss) before income taxes were comprised of the following:

	Nine months ended September 30,
	2014	2013
Tax jurisdictions from:
– Local	$-	$-
– Foreign	(1,705,629)	(1,061,169)
Loss before income taxes	$(1,705,629)	$(1,061,169)

The provision for income taxes consisted of the following:

	Nine months ended September 30,
	2014	2013
Current:
– Local	$-	$-
– Foreign, representing by:
Hong Kong	-	-
The PRC	-	13,664

Deferred:
– Local	-	-
– Foreign	-	-
Income tax expense	$-	$13,664

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

Hong Kong

Golden Wide is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. For the nine months ended September 30, 2014 and 2013, Golden Wide suffered from an operating loss of $1,235 and $2,898, respectively.

The PRC

The Company generated its income from its subsidiaries and VIEs operating in the PRC for the nine months ended September 30, 2014and 2013, which are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%. A reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2014 and 2013 is as follows:

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended September 30,
	2014	2013

Loss before income taxes	$(1,667,008)	$(1,022,977)
Statutory income tax rate	25%	25%

Income tax expense at the statutory tax rate	(416,752)	(255,744)
Net operating loss not recognized as deferred tax asset	310,012	(306,906)
Non-taxable items	(296,469)	-
Non-deductible items	403,209	576,314
Income tax expense	$-	$13,664

As of September 30, 2014, the Company incurred $4,113,504 of aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $1,028,376 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE 10 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three and nine months ended September 30, 2014, there was a single customer who accounted for 100% of the Company’s revenues with $555,957 accounts receivable balance at period-end.

For the three and nine months ended September 30, 2013, the customer who accounts for 10% or more of the Company’s revenues and its outstanding balance at period-end date, are presented as follows:

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

All customers are located in the PRC.

(b) Major vendors

For the three and nine months ended September 30, 2014, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

		Three months ended September 30, 2014		September 30, 2014
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A	Total:	$343,644	100%	$170,743

		Nine months ended September 30, 2014		September 30, 2014
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$959,076	79%	$170,743
Vendor B		252,228	21%	89,684

	Total:	$1,211,304	100%	$260,427

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

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

NOTE 11 - RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2014 and 2013, the Company paid interest expense of $66,479 and $40,605 to its director on related party notes payable for the nine months ended September 30, 2014 and 2013, respectively.

For the nine months ended September 30, 2014, the director of the Company also provided his personal guarantee and his personal assets as security to the loan borrowings at no charge.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

(a)   Operating lease commitments

The Company is committed under several non-cancelable operating leases for office premises and mining rights with the terms ranging from 1 to 10 years, with fixed monthly rentals or scheduled payments. Total rent expenses (excluding amortization of prepaid mining rights) for the nine months ended September 30, 2014 and 2013 was $88,173 and $85,985, respectively.

As of September 30, 2014, the Company has the aggregate future minimum rental payments due under these non-cancelable operating leases, as follows:

	Operating lease commitments
	Office premises	Mine operating rights	Total
Year ending September 30,
2015	$107,357	$-	$107,357
2016	42,489	-	42,489
2017	-	-	-
2018	-	7,151,564	7,151,564

Total:	$149,846	$7,151,564	$7,301,410

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

On May 6, 2011, the Company, through its variable interest entity, Yantai Jinguan Investment Co., Ltd. (“Yantai”), entered into a lease agreement with Longkou Dayuan Gold Mining Co. Ltd., an unrelated third party being the legal owner and holding the mining license of the Dayuan gold mine (the “Lease Property”) regarding Dayuan Gold Mine. Under the agreement, the Company agrees to pay the aggregate rental payments of approximately $20 million for a term of 10 years commencing from April 1, 2011 through April 1, 2021 to obtain the right to manage and operate the Lease Property in the repayment schedule, whereas the Company is committed to pay $12 million equal to 6 years’ rental, no later than September 30, 2011 and the remainder will be paid no later than March 1, 2017. On September 25, 2011, both parties signed a Supplemental Agreement agreed to defer the aforesaid balance of payment of $6 million to March 31, 2012. On January 21, 2013, the payment was agreed to further extend to September 30, 2013. At present, the balance payable is around US$500,000 and both parties agreed to extend the payment to September 30, 2014 and further to September 30, 2015.

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

On February 21, 2014 SSIC acquired 99% shareholdings of Daxinganling Yiguanyuan Mining Investment Company Limited (“DYM”) for a consideration of RMB4,000,000. DYM focuses on mine exploration in the Daxinganling area in the Heilongjiang Province in north-eastern part of China. DYM has signed a Memorandum of Understanding with Daxinganling Guolin Mining Company Limited, a wholly-owned subsidiary of the Daxinganling local government in July 2013, which stated that the two parties would cooperate together to explore the precious metals mines in the Daxinganling area. The acquisition was subsequent completed in July 2014.

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

On May 6, 2011, we, through our VIE, Yantai Jinguan Investment Co., Ltd. (“Jinguan”), entered into a lease agreement with Longkou Dayuan Gold Mining Co. Ltd., an unrelated third party being the legal owner and holding the mining license of the Dayuan Gold Mine (“Dayuan Mine”) regarding Dayuan Gold Mine. Under the agreement, we own the operating right and income right of the Dayuan Mine and we agreed to pay the aggregate rental payments of approximately $20 million for a term of 10 years commencing from April 1, 2011 through April 1, 2021 to obtain the right to manage and operate Dayuan

Gold Mine in the repayment schedule, whereas we are committed to pay an upfront payment of $12 million equal to 6 years’ rental, no later than September 30, 2011 and the remainder will be paid no later than March 1, 2017. On September 25, 2011, both parties signed a Supplemental Agreement agreed to defer the balance of the upfront payment amounted to $6 million to March 31, 2012. On March 30, 2012, the payment was agreed to extend further to September 30, 2012 and then subsequently to September 30, 2013. At present, the balance payable is around US$500,000 and both parties agreed to extend the payment to September 30, 2014 and further to September 30, 2015..

The Dayuan Mine has one exploration right and one mining right, which are granted by the Land and Resources Authority of Shandong Province and are unpatented. The concession period of the mining right is from 29 December 2010 to 29 December 2013. The mine is 0.3475 sq, km in area and is deposited in a lode or vein filled with mineral in the rock.

The Dayuan Mine commenced exploratory operation in July 2011. Mineral exploration was temporary halted in the Dayuan Mine during the Chinese New Year holiday in January and February 2014 and hence no gold concentrate was produced in these two months. For the nine months ended September 30, 2014, total gold ore production of the Dayuan Mine was approximately 16,018 tons or a monthly average of 2,288 tons (using seven months’ average), with an average gold grade of 3.24 g/t. Gold concentrate sold for the period was 46.18 kg. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 103.34 tons/day (seven months’ average) during the period.

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

Others

On February 21, 2014, SSIC acquired 99% shareholdings of Daxinganling Yiguanyuan Mining Investment Company Limited (“DYM”) for a consideration of RMB4,000,000. DYM focuses on mine exploration in the Daxinganling area in the Heilongjiang Province in north-eastern part of China. DYM has signed a Memorandum of Understanding with Daxinganling Guolin Mining Company Limited, a wholly-owned subsidiary of the Daxinganling local government in July 2013, which stated that the two parties would cooperate together to explore the precious metals mines in the Daxinganling area. The acquisition was completed in July 2014 and the operating results of the subsidiary were included in the condensed consolidated financial statements in the third quarter of 2014.

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

The following tables set forth key components of our results of operations for the three and nine months ended September 30, 2014 compared to the same period in 2013. All numbers referenced are in U.S. Dollars:

	Three months ended September 30,		Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Revenues, net:	$554,157	$1,292,135	(737,978)	(57%)

Cost of revenue	(1,017,159)	(1,295,432)	(278,273)	(21%)

Gross loss	(463,002)	(3,297)	459,705	13943%

General and administrative expense	(199,764)	(363,234)	(163,470)	(45%)
Loss from operations	(662,766)	(366,531)	295,235	81%

Other income (expense)
Interest expense	(99,786)	(36,617)	63,169	173%
Interest income	95	48	47	98%
Other income	-	74,062	(74,062)	100%
Loss before income taxes	(762,457)	(329,038)	433,419	132%
Income tax expenses	-	-	-	0%
NET LOSS	(762,457)	(329,038)	433,419	132%
Other comprehensive income:
- Foreign currency translation adjustment	149,157	22,100	127,057	575%
COMPREHENSIVE LOSS	$(613,300)	$(306,938)	306,362	100%
Net loss per share – Basic and diluted	$(0.01)	$(0.0)
Weighted average common stock outstanding (Basic and diluted)	115,000,000	125,000,000

	Nine months ended September 30,		Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Revenues, net:	$1,919,715	$3,771,437	(1,851,722)	(49%)

Cost of revenue	(3,223,204)	(3,779,666)	(556,462)	(15%)

Gross loss	(1,303,489)	(8,229)	1,295,260	15740%
General and administrative expense	(637,086)	(1,014,053)	(376,967)	(37%)
Loss from operations	(1,940,575)	(1,022,282)	918,293	90%

Other income (expense)
Interest expense	(219,693)	(113,376)	106,317	94%
Interest income	439	427	12	3%
Other income	454,200	74,062	380,138	513%
Loss before income taxes	(1,705,629)	(1,061,169)	644,460	61%
Income tax expenses	-	(13,664)	(13,664)	(100%)
NET LOSS	$(1,705,629)	$(1,074,833)	630,796	59%
Other comprehensive income:
- Foreign currency translation adjustment	(91,807)	10,812	(102,619)	(949%)
COMPREHENSIVE LOSS	$(1,797,436)	$(1,064,021)	733,415	69%
Net loss per share – Basic and diluted	$(0.01)	$(0.01)

Weighted average common stock outstanding (Basic and diluted)	115,000,000	124,577,778

NM: Not meaningful

Revenue

We commenced gold mineral exploration activity in May 2009 and began selling of gold concentrate in July 2009. Gold concentrate is mainly sold to smelting plants in the Shandong Province, PRC.

Sales revenue derived from sales of gold concentrate for the three months ended September 30, 2014 decreased to $554,157, a decrease of $737,978, or 57% from sales revenue of $1,292,135 for the three months ended September 30, 2013. The decrease of revenue was mainly attributable to a decrease in gold concentrate sold as a result of comparatively lowered gold grade in the area mined during the three months ended September 30, 2014 and a decrease of world’s gold price.

Sales revenue derived from sales of gold concentrate for the nine months ended September 30, 2014 decreased to $1,919,715, a decrease of $1,851,722, or 49% from sales revenue of $3,771,437 for the nine months ended September 30, 2014. The decrease of revenue was mainly attributable to a decrease in gold concentrate sold as a result of comparatively lowered gold grade in the area mined during the nine months ended September 30, 2014 and a decrease of world’s gold price.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2014 and 2013 were $1,017,159 and $1,295,432 respectively, and consisted primarily of direct materials, direct labor, extracting fees, and other operating overhead, which were primarily attributable to the sales of gold concentrates. Shipping and handling costs associated with the distribution of our products were borne by the customers.

Cost of revenue for the nine months ended September 30, 2014 and 2013 were $3,223,204 and $3,779,666, respectively, and consisted primarily of direct materials, direct labor, extracting fees, and other operating overhead, which were primarily attributable to the sales of gold concentrates. Shipping and handling costs associated with the distribution of our products were borne by the customers.

Gross Loss

We recorded a gross loss of $463,002 for the three months ended September 30, 2014, an increase of $459,705 or 13943%, from the gross loss of $3,297 for the three months ended September 30, 2013. The increase was mainly attributable to the decrease in gold concentrate sold as a result of comparatively lowered gold grade in the area mined during the three months ended September 30, 2014 and a decrease of world’s gold price.

We recorded a gross loss of $1,303,489 for the nine months ended September 30, 2014, an increase of $1,295,260 or 15740%, from the gross loss of $8,229 for the nine months ended September 30, 2013. The increase was mainly attributable to the decrease in gold concentrate sold as a result of comparatively lowered gold grade in the area mined during the nine months ended September 30, 2014 and a decrease of world’s gold price.

General and Administrative Expenses

General and administrative expenses comprised mainly of salaries and staff welfare expenses, legal and professional fees, entertainment expenses, traveling and hotel accommodation expenses and office expenses. General and administrative expenses for the three months ended September 30, 2014, decreased by $163,470 or 45%, from $363,234 to $199,764, for the same comparable period in 2013.

General and administrative expenses comprised mainly of salaries and staff welfare expenses, legal and professional fees, entertainment expenses, traveling and hotel accommodation expenses and office expenses. General and administrative expenses for the nine months ended September 30, 2014, decreased by $376,967 or 37%, from $1,014,053 to $637,086, for the same comparable period in 2013.

Income Tax Expense

Income tax expenses amounted to Nil for both the three months ended September 30, 2014 and 2013.

Income tax expenses amounted to Nil and $13,664 for the nine months ended September 30, 2014 and 2013.

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

The PRC

We have generated all of our income through our subsidiaries and VIEs operating in the PRC for the three and nine months ended September 30, 2014 and 2013. All entities in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%.

Net loss

We recorded a net loss of $762,457 for the three months ended September 30, 2014, an increase of $433,419 from a net loss of $329,038 for the three months ended September 30, 2013. The increase was mainly attributable to the increase in gross loss $459,705.

Also, we recorded a net loss of $1,705,629 for the nine months ended September 30, 2014, an increase of $630,796 from a net loss of $1,074,833 for the nine months ended September 30, 2013. The increase was mainly attributable to the increase in gross loss $1,295,260, the decrease in general and administrative expenses $376,967 and the increase in other income $380,138.

Liquidity and Capital Resources

Our primary liquidity needs are to fund operational expenses, capital expenditures and potential acquisition of gold mining properties in the Shandong province. To date, we have financed our working capital requirements and capital expenditures through internally generated cash and capital contribution from our existing shareholders.

As of September 30, 2014, our current assets were $4,687,445, and our current liabilities were $9,148,400. Cash and cash equivalents totaled $284,666 as of September 30, 2014. accumulated deficits at September 30, 2014 was $7,052,688.

Net cash used in operating activities was $796,555 for the nine months ended September 30, 2014 as compared to net cash used in operating activities of $4,033,249 for the nine months ended September 30, 2013. Net cash used in operating activities decreased by $3,236,694 was primarily due to the decrease in deposits and prepayments.

Net cash provided by investing activities amounted to $2,761,496 for the nine months ended September 30, 2014 as compared to net cash used in investing activities of $207,237 for the nine months ended September 30, 2013. Net cash provided by investing activities increased by $2,968,733 was primarily due to the proceeds from disposal of subsidiary $4,388,603, payments on mining rental deposits $975,245 and purchase of plant and equipment $651,862.

Net cash used in financing activities amounted to $1,952,219 for nine months ended September 30, 2014 as compared to net cash provided by financing activities of $4,490,813 for nine months ended September 30, 2013. Net cash used in financing activities increased by $6,443,032, was primarily due to repayments to loans payable and notes payable from related parties plus proceeds from loans payable and notes payable from related parties.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, financings or other relationships.

Amount Due from a Related Party

As of September 30, 2014, amount due from a related party represented temporary advances made to Mr. Zhang, the director of the Company, which was unsecured, interest-free and repayable on demand.

Commitments and Contingencies

The Company is committed under several non-cancelable operating leases for office premises and mining rights with the terms ranging from 1 to 10 years, with fixed monthly rentals or scheduled payments.

The rent expense on prepaid mining rights for the three months ended September 30, 2014 and 2013 was $534,954 and $528,227, respectively.

The rent expense on prepaid mining rights for the nine months ended September 30, 2014 and 2013 was $1,609,154 and $1,593,946, respectively.

As of September 30, 2014, the Company has the aggregate future minimum rental payments due under various non-cancelable operating leases in the next three years:

	Operating lease commitments
	Office premises	Mine operating rights	Total
Year ending September 30,
2015	$107,357	$-	$107,357
2016	42,489	-	42,489
2017	-	-	-
2018	-	7,151,564	7,151,564

Total:	$149,846	$7,151,564	$7,301,410

Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2014 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

Item 3.  Quantitative and qualitative disclosures about market risk

We are exposed to the following concentrations of risk:

(a) Major customers

For the three and nine months ended September 30, 2014, there was a single customer who accounted for 100% of the Company’s revenues with $555,957 accounts receivable balance at period-end.

For the three and nine months ended September 30, 2013, the customer who accounts for 10% or more of the Company’s revenues and its outstanding balance at period-end date, are presented as follows:

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

A customer is located in the PRC.

(b) Major vendors

For the three and six months ended September 30, 2014 and 2013, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

		Three months ended September 30, 2014		September 30, 2014
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A	Total:	$343,644	100%	$170,743

		Nine months ended September 30, 2014		September 30, 2014
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$959,076	79%	$170,743
Vendor B		252,228	21%	89,684

	Total:	$1,211,304	100%	$260,427

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of September 30, 2014, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2014.

China ShouGuan Mining Corporation , Registrant By: /s/ Feize Zhang Feize Zhang Chairman and Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated on November 14, 2014.

China ShouGuan Mining Corporation , Registrant By: /s/ Feize Zhang Feize Zhang Chairman and Principal Executive Officer By: /s/ Terry Tsao Terry Tsao Principal Financial Officer