Form 10-Q/A
period 2014-09-30
CHINA SHOUGUAN MINING Corp
filed 2015-02-11
CIK 1493893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment #1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Securities and Exchange Commission on November 14, 2014, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and to make minor corrections to the financial notes. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date,

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

NOTE 8 - NOTES PAYABLE, RELATED PARTY

As of September 30, 2014, the Company held the following notes payable to Mr. Zhang, the director of the Company:

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

The PRC

The Company generated its income from its subsidiaries and VIEs operating in the PRC for the nine months ended September 30, 2014 and 2013, which are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%. A reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2014 and 2013 is as follows:

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

(d)

Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from borrowings under notes and loans. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of September 30, 2014, borrowings under these notes and loans were at fixed and variable rates.

(e) Exchange rate risk

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

The following tables set forth key components of our results of operations for the three and nine months ended September 30, 2014 compared to the same period in 2013. All numbers referenced are in U.S. Dollars:

	Three months ended September 30,		Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Revenues, net:	$554,157	$1,292,135	(737,978)	(57%)

Cost of revenue	(1,017,159)	(1,295,432)	(278,273)	(21%)

Gross loss	(463,002)	(3,297)	459,705	13943%

General and administrative expense	(199,764)	(363,234)	(163,470)	(45%)
Loss from operations	(662,766)	(366,531)	296,235	81%

Other income (expense)
Interest expense	(99,786)	(36,617)	63,169	173%
Interest income	95	48	47	98%
Other income	-	74,062	(74,062)	100%
Loss before income taxes	(762,457)	(329,038)	433,419	132%
Income tax expenses	-	-	-	0%
NET LOSS	(762,457)	(329,038)	433,419	132%
Other comprehensive income:
- Foreign currency translation adjustment	149,157	22,100	127,057	575%
COMPREHENSIVE LOSS	$(613,300)	$(306,938)	306,362	100%
Net loss per share – Basic and diluted	$(0.01)	$(0.0)
Weighted average common stock outstanding (Basic and diluted)	115,000,000	125,000,000

	Nine months ended September 30,		Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Revenues, net:	$1,919,715	$3,771,437	(1,851,722)	(49%)

Cost of revenue	(3,223,204)	(3,779,666)	(556,462)	(15%)

Gross loss	(1,303,489)	(8,229)	1,295,260	15740%
General and administrative expense	(637,086)	(1,014,053)	(376,967)	(37%)
Loss from operations	(1,940,575)	(1,022,282)	918,293	90%

Other income (expense)
Interest expense	(219,693)	(113,376)	106,317	94%
Interest income	439	427	12	3%
Other income	454,200	74,062	380,138	513%
Loss before income taxes	(1,705,629)	(1,061,169)	644,460	61%
Income tax expenses	-	(13,664)	(13,664)	(100%)
NET LOSS	$(1,705,629)	$(1,074,833)	630,796	59%
Other comprehensive income:
- Foreign currency translation adjustment	(91,807)	10,812	(102,619)	(949%)
COMPREHENSIVE LOSS	$(1,797,436)	$(1,064,021)	733,415	69%
Net loss per share – Basic and diluted	$(0.01)	$(0.01)

Weighted average common stock outstanding (Basic and diluted)	115,000,000	124,577,778

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

A customer is located in the PRC.

(b) Major vendors

For the three and nine months ended September 30, 2014 and 2013, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

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

(d)

Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from borrowings under notes and loans. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of September 30, 2014, borrowings under these notes and loans were at fixed and variable rates.

(e) Exchange rate risk

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 11, 2015.

China ShouGuan Mining Corporation , Registrant By: /s/ Feize Zhang Feize Zhang Chairman and Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated on February 11, 2015.

China ShouGuan Mining Corporation , Registrant By: /s/ Feize Zhang Feize Zhang Chairman and Principal Executive Officer By: /s/ Terry Tsao Terry Tsao Principal Financial Officer