Form 10-K
period 2014-12-31
CHINA SHOUGUAN MINING Corp
filed 2015-04-14
CIK 1493893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER THE SECURITIES ACT OF 1933

For the fiscal year ended December 31, 2014

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

Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer Accelerated filer Non-accelerated filer Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No [X]

Issuer's revenues for the year ended were $2,469,529.

As of March 31, 2015, there were 115,000,000 shares of our common stock issued and outstanding. The Company is now quoting at OTCQB for the symbol CHSO. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the $0.0001 par value price per share paid for the shares is approximately $7,318.

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

Revenues are derived from the sales of gold concentrates, the principal raw material used in gold smelting operation to produce gold. The mineral exploratory activities of the CunliJi Mine are outsourced to Chongqing Yitong Mine Construction Engineering Co., Ltd. (“CYMC”), an independent third-party subcontractor, and we only take possession of the gold concentrates when they are sold to smelters. At that time, the selling prices are determined from two factors, the amount of gold in the gold concentrates and the price of gold on the date of sale. The amount of gold in the gold concentrates is determined and agreed upon between the Company and the smelters and then the selling price is determined according to the official gold price at the time of sale as indicated by the Shanghai Gold Exchange (http://www.sge.sh), an entity governed by the PRC Government). On the consulting side, revenues are derived on a project-by-project basis and payment is collected as we complete our service as outlined in the scope of each individual project.  In order to minimize the effect of fluctuations of gold price and to achieve better economies of scale in operations, the Company decides to focus more on mine exploration.

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

On May 6, 2011, the Company, through its variable interest entity, YantaiJinguan Investment Co., Ltd. (“Yantai”), entered into a lease agreement with LongkouDayuan Gold Mining Co. Ltd., an unrelated third party being the legal owner and holding the mining license of the Dayuan gold mine (the “Lease Property”) regarding Dayuan Gold Mine. Under the agreement, the Company agrees to pay the aggregate rental payments of approximately $20 million for a term of 10 years commencing from April 1, 2011 through April 1, 2021 to obtain the right to manage and operate the Lease Property in the repayment schedule, whereas the Company is committed to pay $12 million equal to 6 years’ rental, no later than September 30, 2011 and the remainder will be paid no later than March 1, 2017. On September 25, 2011, both parties signed a Supplemental Agreement agreed to defer the aforesaid balance of payment of $6 million to March 31, 2012. On January 21, 2013, the payment was agreed to further extend to September 30, 2013 and further to September 30, 2014. At present, the balance payable is around US$500,000 and both parties agreed to extend the payment to September 30, 2015.

In July 2013, the Yantai local government informed the Company that the Shandong Province has promulgated a new local regulation. The regulation stated that all underground mines in the territory which has a production of under 40,000 tonnes per year will all be forced to close down before the end of 2015. As such, since CunliJi Mine falls within the category, the Company decided to sell the mine for money and to invest in mines in other territories, which includes investing in mine exploration areas, and, acquiring or leasing some tailings environmental protection projects.

On 21st February 2014 SSIC acquired 99% shareholdings of DaxinganlingYiguanyuan Mining Investment Company Limited (“DYM”) for a consideration of RMB4,000,000. DYM focuses on mine exploration in the Daxinganling area in the Heilongjiang Province in north-eastern part of China. DYM has signed a Memorandum of Understanding with DaxinganlingGuolin Mining Company Limited, a wholly-owned subsidiary of the Daxinganling local government in July 2013, which stated that the two parties would cooperate together to explore the precious metals mines in the Daxinganling area. As of December 31, 2014, no exploratory work or other operating activities have been commenced.

On 31st March 2014, the Company signed an agreement with YantaiJinjian Smelting Technology Limited (85%) and YantaiJihao Trading Limited (15%), where 100% interests in XinGuan was transferred for a total consideration of RMB45,000,000. It resulted in a profit of RMB9,000,000 for the Company compared with the original acquisition consideration in 2010.

Corporate History and Structure

China ShouGuan Mining Corporation was incorporated in the State of Nevada on May 4, 2010. On May 27, 2010, Harry Orfanos, our original director and incorporator in the State of Nevada, resigned as our President and Chief

Executive Officer and the Board of Directors appointed Mr. Feize Zhang to serve as our President, Treasurer, Chief Executive Officer and Director, Mr. Ming Cheung as Secretary, Chief Financial Officer and Director and Mr. Jingfeng Lv as Chief Technical Officer.

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

Yantai JinGuan Investment Limited (“JinGuan”) was incorporated in Yantai, the PRC and is a subsidiary held 99% by SSIC. JinGuan represents the investment management platform for operational and financial management of our current gold mine projects (i.e. CunliJi Mine and Dayuan Mine). Another business function of JinGuan is to undertake geological exploratory work for gold mines as well as to provide technical consulting services. As a subsidiary of SSIC and its management platform in Shandong province, JinGuan is required to report regularly to SSIC in terms of the daily operation and the progress of development of the two gold mines.

PenglaiXinGuan Investment Limited (“XinGuan”) was incorporated in Penglai, the PRC and is the wholly-owned subsidiary of JinGuan. XinGuan houses our licenses and operations in Penglai, the PRC. As described above, XinGuan was sold to two third parties on March 31, 2014.

The following diagram illustrates our current corporate structure:

To satisfy the investment restrictions in the PRC mining business, the Company, through SBCL entered into and consummated certain contractual arrangements with SSIC, JinGuan and DYM. As a result of these contractual arrangements, which obligates SBCL to absorb the risk of loss from the activities of SSIC, JinGuan and DYM,and enables SBCL to receive all of its expected residual returns, we account for SSIC, JinGuan and DYM,and their subsidiaries, as a variable interest entity (“VIE”) under U.S. GAAP and we consolidate their results in our consolidated financial statements.

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

Contractual Arrangements

Gold mining is a highly restricted industry in China. As such, it is extremely difficult for PRC gold mining companies to obtain government approval on having foreign ownership. Accordingly, BSL's PRC subsidiary, SBCL, which is considered foreign-invested, is currently ineligible to directly own the required exploration and mining licenses in China. Our exploration and mining business is currently provided through contractual arrangements with BSL and its VIEs in China, which are currently SSIC and its subsidiaries, JinGuan and DYM.

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

SBCL entered into a series of agreements (“VIE agreements”) amongst SSIC, JinGuan and DYM and the individual owners of SSIC, JinGuan and DYM (See NOTE below) and details of the VIE agreements are as follows:

1.

Exclusive Technical Service and Business Consulting Agreement, signed on May 15, 2010 - SBCL has the exclusive right to provide to SSIC, JinGuan and DYM (DYM’s agreement was signed and effective on March 31, 2014), consulting services, including operational management, human resources management, research and development of the technologies related to the operations of SSIC, JinGuan and DYM.

SSIC, JinGuan and DYM pay to SBCL annually consulting service fees in an amount equal to all of their revenue for such year. These agreements run for a 10-year term and are subject to automatic renewal for an additional 10 year term provided that no objection is made by both parties on the renewal.

2.	Exclusive Option Agreement - SBCL has the option to purchase all of the assets and ownership of SSIC, JinGuan and DYM at any time.
3.

Equity Pledge Agreement, - SSIC, JinGuan and DYM agree to pledge their legal interests to SBCL as a security for the obligations under the Exclusive Technical Service and Business Consulting Agreement.

4.	Proxy Agreement - SSIC, JinGuan and DYM irrevocably grant and entrust SBCL the right to exercise its voting and other stockholder rights.
5.

Operating Agreement, - SBCL agrees to participate in the operations of SSIC, JinGuan and DYM in different aspects.

NOTE: All of the aforesaid agreements were signed and effective on May 15, 2010, except the ones signed with DYM which were signed and effective on February 21, 2014. Also, a former VIE, XinGuan (which held the CunliJi mine), was sold to two third parties on March 31, 2014 and as of that date XinGuan ceased to be a VIE in the group.

With the above agreements, SBCL demonstrates its ability to control SSIC, JinGuan and DYM as the primary beneficiaries and the operating results of the VIEs were included in the consolidated financial statements

On May 4, 2009, the Company, through BSL and its former VIE, XinGuan, entered into a Master Agreement, an Operating Lease Agreement and an Acquisition Agreement with Penglai City Gold Mining Holding Co. Limited (PCGM), an unrelated third party which is the legal owner and holds the PRC State license to the CunliJi Mine. The Master Agreement sets out the general terms of the Operating Lease Agreement and the Acquisition Agreement. Pursuant to the terms of the Operating Lease Agreement, XinGuan agrees to pay a monthly rent of $14,641 (RMB 100,000) for the right to lease and manage the gold mine for a term of 20 months, with a rental deposit of $2,925,174 (RMB 20 million). Pursuant to the terms of the Acquisition Agreement, XinGuan agrees to acquire the gold mine for a purchase consideration of $5,089,803 if the following conditions are satisfied upon the expiration of the Operating Lease Agreement: 1) average daily ore production from the CunliJi Mine has reached production of 80 tons of ore or more for the year 2010, and 2) the CunliJi mine has obtained ISO (or equivalent) certification on or before January 3, 2011, which was subsequently extended to January 3, 2012. On January 3, 2012 the above transaction was closed. The CunliJi Mine was acquired by the Company and the rental deposit became part of the purchase consideration.

On September 1, 2009, XinGuan entered into a Construction Project Agreement with Jinhai Mine Underground Engineering Ltd. ("Jinhai"), an unrelated third party, to carry out the underground exploration and ancillary work at the CJ Mine. Jinhai will conduct all underground exploration activities and construction work in accordance with the design and work drawings provided by XinGuan on a monthly basis and will be required to meet all regulatory and safety standards specified by XinGuan and the PRC for underground mineral exploration operations in the Shandong Province. The Agreement was effective on September 1, 2009 and was valid for one year. Through mutual consent by both parties, this Agreement was renewed on August 28, 2010 for an additional year until August 28, 2011, with the contracted prices and all other terms unchanged. No relationship exists between Jinhai, the subcontractor we rely on for all of our mining operations in the PRC, and Penglai City Gold Mining Holding Co. Limited, the legal owner and holder of the PRC State license to the CunliJi Mine; they are unrelated parties. On September 30, 2010, XinGuan and Jinhai mutually agreed to terminate the renewed agreement unconditionally effective from November 1, 2010. On October 1, 2010, XinGuan entered into another Construction Project Agreement with Wenzhou Mine Engineering Construction Group Co. Ltd. (“WMEC”), an unrelated third party, to carry out the underground explorations and ancillary work at the CunliJi Mine. WMEC will conduct all underground mineral exploration activities and construction work in accordance with the design and work drawings provided by XinGuan on a monthly basis and will be required to meet all regulatory and safety standards specified by XinGuan and the PRC for underground mineral exploration operations in the Shandong Province. The Agreement was effective on October 1, 2010 and was valid for one year.

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

The following contractual agreements were entered into with unrelated third parties with regard to the operation of the CunliJi Mine:

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

3.

Acquisition Agreement signed on May 4, 2009 between XinGuan and Penglai City Gold Mining Holding Co. Ltd. - XinGuan has the option to purchase the CJ Mine on or before January 3, 2011 if certain production and licensing conditions are met. The Agreement was subsequently extended to January 3, 2012. On January 3, 2012 the above transaction was closed and the CunliJi Mine was acquired by the Company.

4.

Construction Project Agreement, renewed and new agreement signed on same terms and conditions for an additional one year period on August 28, 2010 between XinGuan and Jinhai Mine Underground Engineering Limited. On September 30, 2010, XinGuan and Jinhai mutually agreed to terminate the renewed agreement unconditionally effective from November 1, 2010. On October 1, 2010, XinGuan entered into another Construction Project Agreement with WMEC, an unrelated third party, to carry out the underground mineral explorations and ancillary work at the CunliJi Mine. The Agreement was effective on October 1, 2010 and was valid for one year. It was further renew for another year until September 30, 2012. On October 1, 2012, XinGuan entered into a new Construction Project Agreement with Chongqing Yitong Mine Construction Engineering Co. Ltd. for one year to replace WMEC after the termination of the contract.

5.	Gold Concentrate Processing Agreement, signed on July 1, 2009 between XinGuan and Shandong Humon Smelting Co., Ltd.

Current Mining Property and Location

CunliJi Gold Mine (“CJ Mine”)

The CunliJi Gold Mine is located in Shandong is a coastal province of eastern PRC. Shandong is located on the eastern edge of the North China Plain (see map below). From the economic aspect, Shandong is one of the wealthiest provinces in China, with its economic development focuses on large enterprises with well-known brand names. Shandong ranks first among the provinces in the production of precious metals such as gold and diamonds. It is also the biggest industrial producer and one of the top manufacturing provinces in China. Shandong has also benefited from South Korean and Japanese investment, due to its geographical proximity to those countries. In 2008, the nominal GDP and GDP per capital for Shandong were RMB3.11 trillion (US$446 billion) and RMB33,083 (US$4,749) respectively, ranking second and seventh accordingly in the country. Penglai City is a port, a town and an administrative subdivision of Yantai, which Yantai is a prefecture-level city in Shandong province. Yantai is the largest fishing seaport in Shandong and a robust economic center today.

120°
121°
122°
37° 51′
37° 30′
37°
36° 30′
North
Yellow Sea
Penglai City
Longkou City
Dxindian
Cunliji
Dayuan
Fushan
Yantai City
Weihai City
Highway
Zhaoyuan City
Qixia City
Laishan
Wendeng City
Rongcheng City
309
204
Laiyang City
Rushan City
Laixi City
Haiyang City
Yellow Sea
Map Of Shandong Province
Date: August 12 , 2010
20
0
20
40
60
80km
Mine Location

Mining Areas:

CunliJi Mine consists of three mining and exploration areas namely, Cunliji Mining Area (”Cunliji”), Jiyingshan Exploration Area (”Jiyingshan”) and Chenjiagou Exploration Area (”Chenjiagou”). The Cunliji Mining Area has an exploration right and a mining right while both Jiyingshang and Chenjiagou each has an exploration right. Geographically, Jiyingshan locates in the middle of the whole site; Chenjiagou on west to northwestern side; and Cunliji on the southeast side.

Location and Access:

The CunliJi Mine is an underground mine located in Cunliji Town, Penglai, Shandong Province in the PRC covering a site area of 0.425 sq. km. The geological coordinate of the mine is EL120°50′15″ ~ EL120°50′49″ and NL37°33′31″ ~ NL37°32′12″. The CJ Mine consists of three mining areas, 1) Cunliji Mining Area (“Cunliji”), 2) Jiyingshan Exploration Area (“Jiyingshan”) and 3) Chenjiagou Exploration Area (“Chenjiagou”). Jiyingshan locates roughly in the middle of the CunliJi Mine, Chenjiagou on the west–northwest region and Cunliji on the southeast region. The whole site is 35 km to the south of Penglai City, Shandong Province and 5 km to the east of Cunliji Town. It is under administrative division of Cunliji Town, Penglai City. There is 30 km from the west of the CunliJi Mine to Longkou Port and 60 km from the east of the CunliJi Mine to Yantai Port. The CunliJi Mine is easily accessible by interlinked highways including the Mou-Huang Highway (running from Mouping to Huang County) and the Peng-Qing Highway (running from Penglai to Qingdao). Access to the underground workings at the CunliJi Mine is via a ramp from the surface and connecting numerous levels.

Identifying Information of the CunliJi Mine:

Mining license No.: 3700000720179

Gold Mining Ratification: Gold - State Approval (2008) No.17

Exploration license No.: 3700000710963

Safety production license: (Shandong Approval) FM Safety (2008) 06-0104

Safety production license: (Shandong Approval) FM Safety (2008) 06-0187

Exploration Rights:

Exploration license No.: T37120080102000548

Exploration license No.: T37120080602009999

Area of the CunliJi Mine:

Cunliji Mining Area: 106.255 acres

Chenjiagou Exploration Area: 3995.69 acres

Jiyingshan Exploration Area: 437.90 acres

Regional Geology

The CunliJi Mine is located at the northern Jiao-Liao uplift in China-Korean platform and in the east of Yi-Shu fault zone. The formation, belongs to the Penglai formation, a subdivision of Ludong formation in Huabei region of China. Fault structures are developed with widespread strata in the region and magma activities were once frequent. The geology of the region is characterized by the main fault structure running from NNE to NW, and the secondary fault structures running South-North, East-West and North-East.

Rock Formations and Mineralization :

The CunliJi Mine is an underground gold mine. Its mineral resources are mainly gold and others are lead, zinc and iron. The Cunliji Mining Area consists of five fault zones in the region numbered as I, II, III, IV and V. The mine is mainly made of the beresite and granite. Gold ore body exists in the altered rocks of fault structure of belts I and II. The ore minerals are mainly native gold, electrum, pyrite, galena, sphalerite, and minor chalcopyrite. Useful elements in ores are mainly gold, then silver, lead, zinc, copper, etc. The ore body strikes 30° and with dipping 70°~ 85°towards NW, average inclination 75 °. Strike length of the ore body is 300 m and the tendency length is 180m. The veins are continuous while uneven in thickness from several centimeters to tens of centimeters, etc.. Veins are developed well in the mining area, mainly including lamprophyre-veins and quartz-veins. The thickness of ore deposit is 0.87m and the ore body strikes 35°, dipping 75°towards NW. Overall, the deposit is controlled by faults, and ore bodies still are open in the depth of -277m.

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

Equipment, Infrastructure and Other Facilities of the CunliJi Mine:

Mining equipment of the CunliJi Mine mainly includes exploration machinery, ore mining machinery and mineral processing machinery. The machinery includes drillers, belt conveyor, lift trucks, mining crusher, grinding mill, revolving screens, sand washer, etc. Site infrastructure includes roads, water supply system, electric supply system, warehouses, living quarters, dining facilities and an administration building.

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

Rock Formations and Mineralization :

The Dayuan Mine is an underground gold mine. It is on the Zhaoyuanmetallogenic zone, which belongs to the northern rim of Linglong Gold Field. The formation stemmed from the southern side on the main fault zone of the Linglong Gold Field. The mineral ore resources are mainly gold, pyrite. Other minerals are galena, chalcopyrite, sphalerite, quartz, sericite, feldspar and chlorite.

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

The Dayuan Mine commenced exploratory operation in July 2011. Mineral exploration was temporary halted in the Dayuan Mine Area in March 2013 and December 2013. Gold ore extraction of the Dayuan Mine for the twelve months ended December 2014 was approximately 21,010 tons of gold ore or a monthly average of 2,101 tons (using a 10-month average), with an average gold grade of 3.23 g/t. Gold concentrate sold for the twelve months ended December 31, 2014 was 60.25kg, respectively. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 96.38 tons/day (10-month average) during the fiscal year 2014.

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

In July 2013, the Yantai local government informed the Company that the Shandong Province has promulgated a new local regulation. The regulation stated that all underground mines in the territory which has an production of under 40,000 tonnes per year will all be forced to close down before the end of 2015. As such, since CunliJi Mine falls within the category, the Company decided to sell the mine for money and to invest in mines in other territories, which includes investing in mine exploration areas, and, acquiring or leasing some tailings environmental protection projects.

On 21st February 2014 SSIC acquired 99% shareholdings of DaxinganlingYiguanyuan Mining Investment Company Limited (“DYM”) for a consideration of RMB4,000,000. DYM focuses on mine exploration in the Daxinganling area in the Heilongjiang Province in north-eastern part of China. DYM has signed a Memorandum of Understanding with DaxinganlingGuolin Mining Company Limited, a wholly-owned subsidiary of the Daxinganling local government in July 2013, which stated that the two parties would cooperate together to explore the precious metals mines in the Daxinganling area. As of December 31, 2014, no exploratory work or other operating activities have been commenced.

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

Messrs. Feize Zhang, our principal executive officer, Terry Tsao, our principal financial officer and JingFengLv, our chief technical officer, have extensive contacts and experience in the gold exploration and natural resource industry in China and we are dependent upon their abilities and services to develop and market our business. They are responsible for overseeing all of our day-to-day business operations in the PRC of our operating company, BSL, and its subsidiaries and VIEs, including the mining operations and negotiations for the sales of any gold concentrates extracted. We may not be able to retain these executive officers/managers for any given period of time. The loss of their services could have a material adverse effect upon our business operations, financial condition and results of operations. In addition, we must attract, recruit and retain a sizeable workforce of technically competent employees in the PRC to run our mining operations. Our ability to effectively implement our proposed business strategies and expand our operations will depend upon the successful recruitment and retention of additional highly skilled and experienced management and other key personnel in the PRC. If we cannot maintain highly experienced and skilled management teams, our business could fail and you could lose any investment you make in our shares.

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

In addition, our Exclusive Option Agreement with SSIC, JinGuan and DYM and its shareholders gives our Chinese subsidiary, SBCL, the option to purchase all or part of the equity interests in them. The option may not be exercised by SBCL if the exercise would violate any applicable laws and regulations in China or cause any license or permit held by, and necessary for the operation of SSIC, JinGuan and DYM, to be cancelled or invalidated. Under the laws of China, if a foreign entity, through a foreign investment company that it invests in, acquires a domestic related company, China’s regulations regarding mergers and acquisitions may technically apply to the transaction. If these regulations apply, an examination and approval of the transaction by China’s Ministry of Commerce (“MOFCOM”), or its local counterparts would be required. In addition, an appraisal of the equity interest or the assets to be acquired would also be mandatory. Since the scope of business activities (mining operations and consulting services), as defined in the business license of SBCL, does not involve the MOFCOM approval and monitoring, we do not believe at this time that an approval or an appraisal is required for SBCL to exercise its option to acquire SSIC, JinGuan and DYM. In light of the different views on this issue, however, it is possible that the central MOFCOM office in Beijing will issue a standardized opinion imposing the approval and appraisal requirement. If we are not able to purchase the equity of SSIC, JinGuan and DYM, then we will lose a substantial portion of our ability to control SSIC, JinGuan and DYM and our ability to ensure that SSIC, JinGuan and DYM will act in our interests. Our business in the PRC could be materially adversely affected if there are any changes to current regulations in the PRC which would affect our business operations and current business agreements with our PRC operating company and its subsidiaries and VIEs, resulting in a loss of any investment you make in our shares.

Our principal stockholder, who is also an officer and director of our Company, has conflicts of interest which may not always be resolved favorably to our Company and its stockholders.

We operate our businesses in China through SSIC, JinGuan and DYM. Our chairman, CEO and principal shareholder, Mr. Feize Zhang, owns 70% of the equity interest in SSIC. Conflicts of interests between his duties to us and to SSIC may arise. We cannot assure you that if and when conflicts of interest arise, he will act in the best interests of our Company, or that any conflict of interest will be resolved in our favor. These conflicts may result in management decisions that could negatively affect our operations and potentially result in the loss of opportunities.

We could be subject to tax consequences in the PRC that could negatively impact our business operations, revenues and results of operations.

Our arrangements with SSIC, JinGuan and DYM and its shareholders may be subject to a transfer pricing adjustment by the PRC tax authorities which could have an adverse effect on our income and expenses. We could face material and adverse tax consequences if the PRC tax authorities determine that our contracts with SSIC, JinGuan and DYM and its shareholders were not entered into based on arm’s length negotiations. If the PRC tax authorities determine that any of our contractual arrangements in the PRC were not entered into on an arm’s length basis, they may adjust our income and expenses for PRC tax purposes in the form of a transfer pricing adjustment. Such an adjustment may require that we pay additional PRC taxes plus applicable penalties and interest, if any, which could materially affect our financial condition and resulting revenues.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we arerequired to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Our executive officers and employees have not been subject to the United States Foreign Corrupt Practices Act prior to 2010. We have no control over whether our employees or other agents will or will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We do not currently own any properties.

The Company’s headquarters is located in Futian District, Shenzhen, China. The address is Room 3207, New World Center, 6009 Yitian Road, Futian District, Shenzhen, China. The monthly rental for the office is $3,480 with a contract lease period from March 1, 2009 to March 1, 2011. The contract was renewed in March 2011 for a year from March 1, 2011 to March 1, 2012 and the monthly rental is $6,360. The contract was further renewed in March 2012 for two years from March 1, 2012 to Feburary 28, 2014 and the monthly rental is increased to $ 7,936. The contract was further renewed in March 2014 for two years from March 1, 2014 to February 28, 2016 and the monthly rental is increased to $8,310.

The Company has a branch office in the City of YanTai, ShanDong, China with the address of Room 501-503, Lantian International Building, 59 Changjiang Road, Development District, Yantai, China with a contract lease period from March 1, 2013 to February 28, 2014 and annual rental of RMB 93,749.4. The contract was further renewed in February 2014 for one year from March 1, 2014 to February 28, 2015 and the annual rental of RMB93,749.4. The contract was further renewed in February 2015 for one year form March 1, 2015 to February 28, 2016 and the annual rental of RMB102,082.7.

On May 6, 2011, the Company, through its variable interest entity, YantaiJinguan Investment Co., Ltd. (“Yantai”), entered into a lease agreement with LongkouDayuan Gold Mining Co. Ltd., an unrelated third party being the legal owner and holding the mining license of the Dayuan gold mine (the “Lease Property”) regarding Dayuan Gold Mine. Under the agreement, the Company agrees to pay the aggregate rental payments of approximately $20 million for a term of 10 years commencing from April 1, 2011 through April 1, 2021 to obtain the right to manage and operate the Lease Property in the repayment schedule, whereas the Company is committed to pay $12 million equal to 6 years’ rental, no later than September 30, 2011 and the remainder will be paid no later than March 1, 2017. On September 25, 2011, both parties signed a Supplemental Agreement agreed to defer the aforesaid balance of payment of $6 million to March 31, 2012. On January 21, 2013, the payment was agreed to further extend to September 30, 2013 and subsequently extended to September 30, 2014. At present, the balance payable is around US$500,000 and both parties agreed to extend the payment to September 30, 2015.

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

Income Statement Data:	Year ended December 31,
	2014	2013
Sales revenue
-Product	$2,469,529	$2,629,098
-Service	$-	$-
	$2,469,529	$2,629,098
Cost of sales
-Product	$4,164,767	$(3,243,600)
-Service	$-	$-
	$4,164,767	$(3,243,600)
Gross loss	$(1,695,238)	$(614,502)
Administrative expenses	$(871,984)	$(985,354)
Interest expenses	$(282,885)	$(152,759)
Interest income and other income	$454,252	$994
Income tax expenses	$-	$(13,693)
Loss from discontinued operations, net of taxes	$-	$(834,622)
-Net loss	$(2,395,855)	$(2,599,936)

Net loss per share– Basic and diluted	$(0.02)	$(0.02)

Net loss per share from continuing operations– Basic and diluted	$(0.02)	$(0.01)

Net loss per share from discontinued operations – Basic and diluted	$-	$(0.01)

Balance Sheet Data:	Dec 31, 2014	Dec 31, 2013
Cash and cash equivalents	$113,055	$248,983
Total assets	$9,645,859	$17,103,327
Total liabilities	$8,454,981	$13,530,010
Total stockholders' equity	$1,190,878	$3,753,317

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

Mr. Feize Zhang, our Chairman and CEO, Mr. JingFengLv, our CTO and Mr. Jianxi Yang, a director of YantaiJinGuan Investment Limited, founded SSIC in December 2008 and later in early 2009 established SSIC’s subsidiaries JinGuan and XinGuan. These executive officers and managers are experts in China who specialize in mining technologies, mining resources management and financial and strategic management. Our primary focus is on acquiring existing gold mine projects in Shandong province of the PRC. These potential targets are mostly run with low productivity because of inadequate funds and primitive technologies. We plan to re-engineer and redevelop these gold mines through the transfer of advanced exploration and mining technologies, capital injection and effective management.

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

Our business model includes sourcing of early stage gold mines with good profit potential, conducting feasibility studies to identify suitable projects, leasing the suitable mining sites and facilities, and managing the mineral exploration operations on these selected sites, with the goal of acquiring the mine if the operations prove to be satisfactory, based on the review criteria set by our experienced management. To date, we have leased the DayuanMine. So far we do not have any plan to acquire the Dayuan Mine. In near future, we tend to focus our business on the exploratory work of these mines. In addition, we provide consulting services in areas related to mine exploration and geological analysis to our clients.

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

Revenues are derived from the sales of gold concentrates, the principal raw material used in gold smelting operation to produce gold. The mineral exploration activities of the CunliJi Mine was outsourced to an independent third contractor and we only take possession of the gold concentrates when they are sold to smelters. At that time, the selling prices are determined from two factors, the amount of gold in the gold concentrates and the price of gold on the date of sale. The amount of gold in the gold concentrates is determined and agreed between the Company and the smelters and then the selling price is determined according to the official gold price at the time of sale as indicated by the Shanghai Gold Exchange (http://www.sge.sh), an entity governed by the PRC Government.  In order to minimize the effect of fluctuations of gold price and to achieve better economies of scale in operations, the Company decides to focus more on mine exploration.

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

Current Operations

In May 2009, we commenced our first project, the CunliJi Mine, located in Shandong, China.

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

On May 6, 2011, we, through our VIE, YantaiJinguan Investment Co., Ltd. (“Jinguan”), entered into a lease agreement with LongkouDayuan Gold Mining Co. Ltd., an unrelated third party being the legal owner and holding the mining license of the Dayuan Gold Mine (“Dayuan Mine”) regarding Dayuan Gold Mine. Under the agreement, we agreed to pay the aggregate rental payments of approximately $20 million for a term of 10 years commencing from April 1, 2011 through April 1, 2021 to obtain the right to manage and operate Dayuan Gold Mine in the repayment schedule, whereas we are committed to pay an upfront payment of $12 million equal to 6 years’ rental, no later than September 30, 2011 and the remainder will be paid no later than March 1, 2017. On September 25, 2011, both parties signed a Supplemental Agreement agreed to defer the balance of the upfront payment amounted to $6 million to March 31, 2012. On March 30, 2012, the payment was agreed to extend further to September 30, 2012 and then subsequently to September 30, 2013. At present, the balance payable is around US$500,000 and both parties agreed to extend the payment to September 30, 2014.Concurrently, we entered into an equipment transfer agreement (the “Transfer Agreement”) with Longkou Datong Industry and Trade Co., Ltd. for the acquisition of mining assets and auxiliary equipment currently being used in the Dayuan Gold Mine at a purchase price of approximately $2.3 million. As of December 31, 2012, the Company made the prepayment for mining rights of $13.1 million.

CunliJi Mine

As disclosed above, the CunliJi Mine was sold to two third parties on 31 March 2014.

Dayuan Mine

We do not own the Dayuan Mine. We leased the mine through Jinguan. The Dayuan Mine is currently owned by LongkouDayuan Gold Mining Co. Ltd. (“LDGM”). Based on the lease agreement signed by LDGM and Jinguan, LDGM leased the Dayuan Mine to Jinguan for a term of 10 years from April 1, 2011 to April 1, 2021 for a total rental payment of RMB130 million (approximately $20 million). Jinguan was committed to pay an upfront payment of $12 million no later than September 30, 2011 and the remainder will be paid no later than March 1, 2017. A portion of upfront payment amounted to $6 million was paid before September 30, 2011, whilst payment of the remaining portion ($6 million) was agreed to defer to September 30, 2012. On January 21, 2013, the payment was agreed to further extend to September 30, 2013 and subsequently further extended to September 30, 2014. At present, the balance payable is around US$500,000 and both parties agreed to extend the payment to September 30, 2015. Under this agreement, we own the operating right and income right of the Dayuan Mine.

The Dayuan Mine has one exploration right and one mining right, which are granted by the Land and Resources Authority of Shandong Province and are unpatented. The concession period of the mining right is from 29 December 2010 to 29 December 2013. The mine is 0.3475 sq, km in area and is deposited in a lode or vein filled with mineral in the rock.

The Dayuan Mine commenced exploratory operation in July 2011. Gold ore extraction of the Dayuan Mine for the twelve months ended December 31, 2014, was approximately 21,010 tons of gold ore or a monthly average of 2,101 tons (using a 10-month average), with an average gold grade of 3.23 g/t. Gold concentrate sold for the twelve months ended December 31, 2014 was 60.25 kg, respectively. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 96.38 tons/day (10-month average) during the fiscal year 2014.

We have been deriving revenue since the commencement of CunliJi Mine. Currently we derive our revenue from the sales of non-refined gold concentrates extracted from Dayuan Mine. Our expenses are mainly amortization of mining rights, the direct costs associated with the operation and overhead expenses such as staff salaries, smelting and extracting fee, depreciation of mining plants and other general administrative expenses.

At the moment, we are formulating an exploration plan and related timetable for the Dayuan mine. So far, there is no detailed plan to conduct exploration on the the Dayuan Mine. The exploration programs of the mine are currently funded by the internal fund generated from our operations and we have no further plan to fund the exploration programs of the mine.

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

The following table set forth key components of our results of operations for the year ended December 31, 2014 compared to the year ended December 31, 2013. All numbers referenced are in U.S. Dollars:

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013:

	Year ended December 31,
	2014	2013	Increase (Decrease)	% Increase ( Decrease)
Sales revenue
-Product	$2,469,529	2,629,098	(159,569)	(6.07%)
-Service	$-	-	-	-
Total revenue, net	$2,469,529	2,629,098	(159,569)	(6.07%)
Cost of sales
-Product	$(4,164,767)	(3,243,600)	921,167	28.4%
-Service	$-	-	-	-
	$(4,164,767)	(3,243,600)	921,167	28.4%
Gross loss	$(1,695,238)	(614,502)	1,080,736	175.87%
Administrative expenses	$(871,984)	(985,354)	(113,370)	(11.51%)
Loss from operations	$(2,567,222)	(1,599,856)	967,366	60.47%
Interest expenses	$(282,885)	(152,759)	130,126	85.18%
Interest income	$561	994	(433)	(43.56%)
Other income	$453,691	-	453,691	100%
Loss before income tax	$(2,395,855)	(1,751,621)	644,234	36.78%
Income tax expenses	$-	(13,693)	(13,693)	(100%)
Loss from continuing operations,	$(2,395,855)	(1,765,314)	630,541	35.72%
Loss from discontinued operations, net of taxes	$-	(834,622)	(834,622)	(100%)
NET LOSS	$(2,395,855)	(2,599,936)	(204,081)	(7.85%)
Other comprehensive income:
- Foreign currency translation adjustment	$(56,240)	116,479	(172,719)	(148.28%)
COMPREHENSIVE LOSS	$(2,452,095)	(2,483,457)	(31,362)	(1.26%)
Weighted average common stock outstanding	115,000,000	124,791,209
Net loss per share (Basic and diluted)	$(0.02)	(0.02)
Net loss per share from continuing operations (Basic and diluted)	$(0.02)	(0.01)
Net loss per share from discontinued operations (Basic and diluted)	$-	(0.01)

NM: Not meaningful

Net Revenues

We commenced gold mineral exploration activity in May 2009 and began selling of gold concentrate in July 2009. Gold concentrate is mainly sold to smelting plants in the Shandong Province, PRC. Apart from the selling of gold concentrate, we also provide mining consulting and technical services through our own experts.

Revenue for the years ended December 31, 2014 and 2013 comprised the following:

	Year ended December 31,
	2014	%	2013	%
Sales revenue
-Product	$2,469,529	100.00	$2,629,098	100.00
-Service	$2,469,529	-	$-	-
		$100.00	$2,629,098	100.00
Cost of sales	(4,164,767)
-Product		$100.00	$(3,243,600)	100.00
-Service	$(1,695,238)	-	$-	-
		$100.00	$(3,243,600)	100.00

Gross loss
-Product	$(1,695,238)	100.00	$(614,502)	100.00
-Service		$-	$-	-
Gross loss	$(1,695,238)	100.00	$(614,502)	100.00

Gross profit margin
-Product	-68.65%	n/a	-23.37%	n/a
-Service	-	n/a	-	n/a

Net revenue for the year ended December 31, 2014 was $2,469,529, of which $2,469,529 was the sales of gold concentrate, which accounted for 100% of the total revenue. No revenue was derived from service provision for the year ended December 31, 2014.

Sales revenue derived from sales of gold concentrate for the year ended December 31, 2014 decreased to $2,469,529, a decrease of $159,569, or 6.07%, from sales revenue of $2,629,098 for the year ended December 31, 2013. The decrease of revenue derived from product sales for the year ended December 31, 2014 when comparing with the corresponding period in 2013 was mainly attributable to a decrease in gold concentrate sold as a result of comparatively lowered gold grade in the area mined during the year ended December 31, 2014 and the decrease of world’s gold price.

Cost of Revenue

Cost of revenue for the years ended December 31, 2014 and 2013 were $4,164,767 and $3,243,600, respectively, and consisted primarily of direct materials, direct labor, extracting fees, other operating overhead, and mining related depreciation and amortization, which were primarily attributable to the sales of gold concentrates. Shipping and handling costs associated with the distribution of our products were borne by the customers.

Gross Loss

We recorded a gross loss of $1,695,238 for the year ended December 31, 2014, an increase of $1,080,736, or 175.87%, from gross loss of $614,502 for the year ended December 31, 2013. The increase was mainly attributable to the increase in the mining operating costs. For the year ended December 31, 2014, our gross loss margin for the sales of gold concentrate was 68.65%. Gross loss margin for the year ended December 31, 2013 were 23.37% for the sales of gold concentrate. The increase in gross loss margin of product sales was mainly due to the increase in the mining operating costs.

General and Administrative Expenses

General and administrative expenses comprised mainly of salaries and staff welfare expenses, legal and professional fees, entertainment expenses, traveling and hotel accommodation expenses and office expenses. General and administrative expenses for the year ended December 31, 2014, decreased by $113,370 or 11.51%, from $985,354 to $871,984 for the same comparable period in 2013.

Income Tax Expense

Income tax expense amounted to $nil for the year ended December 31, 2014 and $13,693 for the year ended December 31, 2013. The decrease in income tax expense was primarily attributable to the decrease in income before income tax.

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

British Virgin Islands

Under the current BVI law, BSL is not subject to tax on its income or profits. In addition, dividends and capital gains from our investments in the BVI are not subject to income taxes and no withholding tax is imposed on payments of dividends to the Company. For the years ended December 31, 2014 and 2013, BSL generated an operating loss of $47,654 and $97,044, respectively.

Hong Kong

GWIL is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. For the years ended December 31, 2014 and 2013, GWIL suffered from an operating loss of $4,670 and $3,029.

The PRC

We have generated all of our income through our subsidiaries and VIEs operating in the PRC for the years ended December 31, 2014 and 2013. Effective from January 1, 2008, all entities in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%.

Net Loss

We recorded a net loss of $2,395,855 for the year ended December 31, 2014, a decrease of $204,081 from a net loss of $2,599,936 for the year ended December 31, 2013. The decrease in net loss were mainly attributable to the decrease in loss from discontinued operations, net of taxes, the increase in other income for disposal of subsidiary the increase in gross loss.

Liquidity and Capital Resources

Our primary liquidity needs are to fund operational expenses, capital expenditures and potential acquisition of gold mining properties in the Shandong province. To date, we have financed our working capital requirements and capital expenditures through internally generated cash and capital contribution from our existing shareholders.

As of December 31, 2014, our current assets were $2,730,121 and our current liabilities were $7,364,730. Cash and cash equivalents totaled $113,055 as of December 31, 2014. Stockholders’ equity at December 31, 2014 was $1,190,878.

Net cash provided by operating activities was $0.10 million for the year ended December 31, 2014 as compared to $2.47 million for the year ended December 31, 2013. Net cash provided by operating activities decreased by $2.37 million was primarily due to the decrease in accounts receivable and the increase in the gain on disposal of a subsidiary.

Net cash provided by investing activities amounted to $4.20 million for the year ended December 31, 2014 as compared to net cash used in investing activities of $6.15 million for the year ended December 31, 2013. Net cash provided by investing activities increased by $10.35 million was primarily due to the decrease in payments on Dayuan mining rights of $1.00 million in 2014 compared with $6.06 million in 2013, and the increase in the proceed from the disposal of a subsidiary of $5.86 million in 2014 compared with $0 million in 2013.

Net cash used in financing activities amounted to $4.49 million for the year ended December 31, 2014 as compared to net cash provided by financing activities of $3.75 million for the year ended December 31, 2013. Net cash provided by financing activities decreased by $8.24 million, primarily due to the increase in repayments to loans payable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, financings or other relationships.

Amount Due to a Related Party

As of December 31, 2013, amount due to a related party represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

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

For the years ended December 31, 2014 and 2013, the Company contributed $0 and $164,618 to statutory reserve, respectively.

Commitments and Contingencies

The Company is committed under several non-cancelable operating leases for office premises and mining rights with the terms ranging from 1 to 10 years, with fixed monthly rentals or scheduled payments. Total rent expenses (excluding amortization of prepaid mining rights) for the years ended December 31, 2014 and 2013 was $117,314 and $113,616, respectively.

As of December 31, 2014, the Company has the aggregate future minimum rental payments due under various non-cancelable operating leases in the next three years:

	Operating lease commitments
	Office premises	Mine operating rights	Total
Year ending December 31,
2015	$104,698	$-	$104,698
2016	17,089	-	17,089
2017	-	7,166,204	7,166,204

Total:	$121,787	$7,166,204	$7,287,991

Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2014 up through the date the Company issued the audited consolidated financial statements. During the period, the Company does not have any material recognizable subsequent events.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s results of operations and liquidity and capital resources are based on our audited consolidated financial statements for the years ended December 31, 2014 and 2013, which have been prepared in accordance with U.S. GAAP. In connection with the preparation of consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. The assumptions, estimates and judgments included within these estimates are based on historical experience, current trends and other factors we believe to be relevant at the time the consolidated financial statements were prepared. On a regular basis, the accounting policies, assumptions, estimates and judgments are reviewed to ensure that the consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the assumptions and estimates, and such differences could be material.

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

Variable Interest Entities (VIEs)

The Company, through BSL's subsidiary, SBCL, entered into a series of agreements (“VIE agreements”) with SSIC, JinGuan and DYM, and the individual owners of SSIC, JinGuan and DYM (see NOTE below), and details of the VIE agreements are as follows:

1.

Exclusive Technical Service and Business Consulting Agreement, - SBCL has the exclusive right to provide to SSIC, JinGuan and DYM consulting services, including operational management, human resources management, research and development of the technologies related to the operations of SSIC, JinGuan and DYM. SSIC, JinGuan and DYM pays to SBCL annually consulting service fees in an amount equal to all of their revenue for such year. These agreements run for a 10-year term and are subject to automatic renewal for an additional 10 years, provided that no objection is made by both parties on the renewal.

2.	Exclusive Option Agreement - SBCL has the option to purchase all assets and ownership of SSIC, JinGuan and DYM at any time.
3.	Equity Pledge Agreement - SSIC, JinGuan and DYM agree to pledge their legal interest to SBCL as a security for the obligations under the Exclusive Technical Service and Business Consulting Agreement.
4.	Proxy Agreement - SSIC, JinGuan and DYM irrevocably grant and entrust SBCL the right to exercise its voting and other stockholder rights.
5.

Operating Agreement - SBCL agrees to participate in the operations of SSIC, JinGuan and DYM

NOTE: All of the aforesaid agreements were signed and effective on May 15, 2010, except the ones signed with DYM which were signed and effective on February 21, 2014. Also, a former VIE, XinGuan (which held the CunliJi mine), was sold to two third parties on March 31, 2014 and as of that date XinGuan ceased to be a VIE in the group.  .

With the above agreements, SBCL demonstrates its ability to control SSIC, JinGuan and DYM as the primary beneficiary.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to the following concentrations of risk:

(a) Major customers

For the years ended December 31, 2014 and for 2013, the customers who account for 10% or more of the Company’s revenues and its outstanding balance at year-end date, are presented as follows:

	Year ended December 31, 2014		December 31, 2014
Customer	Revenue	Percentage of revenue	Accounts receivable, trade

Customer A	$2,469,529	100%	$347,428

	Year ended December 31, 2013		December 31, 2013
Customer	Revenue	Percentage of revenue	Accounts receivable, trade

Customer D	$2,629,098	100%	$-

For the years ended December 31, 2014 and 2013, all of the Company’s customers are located in the PRC.

(b) Major vendors

For the years ended December 31, 2014 and for 2013, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at year-end date are presented as follows:

		Year ended December 31, 2014		December 31, 2014
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$1,202,532	83%	$26,394
Vendor B		252,425	17%	90,175
	Total:	$1,454,957	100%	$116,569

	Year ended December 31, 2013		December 31, 2013
Vendor	Purchases	Percentage of purchases	Accounts payable, trade

Vendor D	$686,647	100%	$508,659

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

Item 8. Financial Statements

The financial statements for the year ended December 31, 2014 and 2013 are included here in their entirety and can be found at the end of this annual report immediately following the Signatures on page 51.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures for the year ended December 31, 2014, or since inception.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last quarter ended December 31, 2014that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Age	Position(s)
Feize Zhang Room 3207, New World Center, 6009 Yitian Road, Futian District, Shenzhen, PR China	47	Chairman, Principal Executive Officer

JingfengLv Room 501-505, Lantian International Building, 59 Changjiang Road, Development District, Yantai, PR China	56	Chief Technical Officer

Chengqing Tan Room 3207, New World Center, 6009 Yitian Road, Futian District, Shenzhen, PR China	35	Principal Financial Officer

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

Mr. Feize Zhang - Chairman and Principal Executive Officer

Feize Zhang has been the Principal Executive Officer and a Director of the Company since inception on May 4, 2010. On December 1, 2008, Mr. Zhang co-founded Shenzhen Shouguan Investment Ltd. (SSIC) with JinfengLv, an officer of the Company. SSIC is a VIE of BSL, the Company's wholly-owned subsidiary in the PRC. From July 2008 to December 1, 2008, Mr. Zhang devoted all of his efforts on planning for the establishment of the Company. From December 2000 to June 2008, he was the CEO of CG Network Technology limited, a privately-held company engaged in the business of systems integration in Shenzhen, PRC, in which he was responsible for the strategic planning and overall management of the company. Mr. Zhang graduated from Central China Technology University with a Bachelor Degree in Mechanical and Electrical Technology in 2000 and is now an EMBA candidate of Tsinghua University. Mr. Zhang devotes full time to the business of our Company.

Mr. JingfengLv - Chief Technical Officer

JinfengLv has been the Chief Technical Officer of the Company since inception on May 4, 2010. Mr. Lv is a senior mining engineer with over 30 years of mining industry experience. Since 1976, Mr. Lv has been involved in numerous large-scale mine exploration and research projects in Shandong, China. He is a senior member of various mining-related associations in China including Chinese Gold Society, Chinese Rock Mechanics and Engineering Society, Chinese Society for Geodesy, Photogrammetry and Cartography. He is the Chief Engineer of YantaiJinGuan Investment Ltd, a committee member of the technical committee of Shandong Gold Society. Over the past years, Mr. Lv has published over 30 theses in academic periodicals and conferences in China, and received 6 awards in scientific achievements. On December 1, 2008, he co-founded Shenzhen Shouguan Investment Co., Ltd (SSIC) with Feize Zhang, an officer and director of the Company. SSIC is a VIE of BSL, the Company's wholly-owned subsidiary in the PRC. From September 2008 to December 1, 2008, Mr. Lv devoted all of his efforts on planning for the establishment of the Company. From September 2005 to September 2008, he was Senior Engineer at YantaiXinwan Mining Technology Co., Limited, responsible for mineral research and technical work on various mining projects. From December 1993 to August 2005, he was a Senior Engineer at the Yantai Gold Corporation in Yantai, China, a state-owned company, in which he was responsible for mineral research and technical work in the central and eastern parts of Shandong Province in the PRC. Mr. Lv graduated from China Northeastern University with a Bachelor Degree in Engineering Management in 1987. Mr. Lv devotes full time to the business of our Company.

Mr. Chengqing Tan - Principal Financial Officer

Mr. Tan joined the Company in February 2012 as the Accounting Manager of the Company. He holds a Bachelor of Enterprise Accounting degree from the Shenzhen University, PR China. He also holds the Intermediate Title of the Accounting Profession in PR China. Prior to joining the Company, Mr. Tan worked as the Accounting Manager in Shenzhen SanxinJingmeite Glass Co., Ltd. which affiliates with AVIC Sanxin Co., Ltd. from July 2008 to February 2012.  Mr. Tan devotes 100% of his time to the business of our Company.

Key Employees

We have three key employees who are Mr. Chaoyang Liu, Mr. Degen Wu and Mr. Jinfeng Yu.

Mr. Chaoyang Liu - Vice General Manager / Senior Geological Engineer

Mr. Liu is the Vice General Manager of YantaiJinguan Investment Company and is responsible for the company’s gold mine operation and investment management. He is a senior geological engineer with over 20 years of mining industry experience.  Since 1990, Mr. Liu has been taken part in a number of the well-known mine exploration and research projects in China and positioned as technician or management. Before joining our company, he worked as an investment manager in Shanghai Sheng Di Group from 2008 to 2012 and was responsible for project due diligence and post investment management. From 2005 to 2007, he worked at the Shanghai Jin Peng Yuan Irradiation Technology Co., Ltd., in which he was the production manager. During 1990 and 2005, he worked at China National Gold Corporation, a state-owned company, and held the position as technician in Qinling gold mine, a large-scale project in China. Mr. Liu was graduated from China University of Geosciences with a Bachelor Degree in Deposit Geology in 1990. Mr. Liu devotes full time to the business of our Company.

Mr. Degen Wu - Production Manager / Senior Geological Engineer

Mr. Wu is the production manager of our company and is responsible for mining and geological exploration work. He is a senior geological engineer with over 20 years of mining industry experience. Since 1989, Mr. Wu has been involved in numerous well-known mine exploration and research projects in China. Before joining our company, he has taken part in several mining and exploration projects owned by Xian Feng Mining Group from 2010 to 2012, including Dao Ping Lead and Zinc Mine in Guangxi Province China and Huang GuTun Lead and Zinc Mine in Inner Mongolia China. He was positioned as the general engineer and responsible for geological exploration works at Dao Ping Mine and was positioned as the general manager and responsible for mining production and exploration at Huang GuTun Mine. Under his lead, both of the two mines achieved major breakthrough in their exploration history. During August 2009 and April 2010, he was appointed general manager of the Niu Wei Po Gold Mine in Hunan Province China. Mr. Wu was graduated from China University of Geosciences with a Bachelor Degree in Mineral Exploration. Mr. Wu devotes full time to the business of our Company.

Mr. Jinfeng Yu - Manager of Technical Sector / Technical Survey Engineer

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

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Feize Zhang CEO and Chairman (1) Terry Tsao CFO (2) JingfengLv CTO (3)	2013 2014 2013 2014 2013 2014	$9,293 $9,370 $3,868 $30,936 $0 $0	- - - - - -	- - - - - -	- - - - - -	- - - - - -	- - - - - -	- - - - - -	- - - - - -

(1) Mr. Zhang's salary is RMB4,800 per month resulting in $9,370 and $9,293 for 2014 and 2013, respectively.

(2) Mr. Tsao's salary is HKD20,000 (or $2,578) per month in 2014.

(3) No salary was paid to JingfengLv in 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Feize Zhang	-	-	-	-	-	-	-	-	-
Terry Tsao	-	-	-	-	-	-	-	-	-
JingfengLv	-	-	-	-	-	-	-	-	-

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Feize Zhang	$9,370	-	-	-	-	-	-

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

		Percentage of
Name and Address of Beneficial Owner	Number of Shares	Ownership

Feize Zhang Room 3207, New World Center, 6009 Yitian Road, Futian District, Shenzhen, PR China	27,510,000	23.9%

JingfengLv Room 501-505, Lantian International Building, 59 Changjiang Road, Development District, Yantai, PR China	-	-

Glory Knight International Limited (1) 4C, BLK 32, Parc Versailles, Tai Po, New Territories, Hong Kong	8,752,000	7.6%

All Officers and Directors as a Group	36,262,000	31.5%

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

Amount Due to a Related Party

As of December 31, 2014 and 2013, amount due to a related party were $0 and $182,432 respectively. These represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

For the fiscal year ended December 31, 2014, HKCMCPA Company Limited billed $75,000 for the audit of our annual financial statements, the review of our Form 10-Q and 10-K filings and for the review of our registration statements.

For the fiscal year ended December 31, 2013, HKCMCPA Company limited billed $75,000 for the audit of our annual financial statements, the review of our Form 10-Q and 10-K filings and for the review of our registration statements.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2014 and 2013.

Tax Fees

For the fiscal years ended December 31, 2014 and 2013, HKCMCPA Company Limited billed no fees for tax compliance, tax advice and/or tax planning services.

All Other Fees

There were no fees billed by HKCMCPA Company Limited, other than for the services described above, for fiscal years 2014 and 2013.

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
10.3

* Option Agreement to Purchase Equity Interests by and among Shoujin Business Consulting (Shenzhen), Shenzhen ShouGuan Investment Limited, YantaiJinGuan Investment Limited and PenglaiXinGuan Investment Limited

10.4	* Equity Pledge Agreement
10.5	* Operating Agreement
10.6	* Exclusive Technical Service and Business Consulting Agreement
10.7	* Proxy Agreement
10.9	* Office Lease - Yantai, China
10.10	* Office Lease - Shenzhen, China
10.11	** Master Agreement between Penglai City Gold Mining Holding Co. Limited and PenglaiXinGuan Investment Limited
10.12	** Construction Project Agreement between PenglaiXinGuan Investment Limited and Jinhai Mine Underground Engineering Limited
10.12(a)	***Renewed Construction Project Agreement to extend one year term to August 28, 2011
10.13	** Gold Concentrate Processing Agreement between XinGuan and Shandong Humon Smelting Co., Ltd.
14	* Code of Ethics
21	* List of Subsidiaries/Variable Interest Entities of Registrant
23.2	* Consent of Michael M. Kessler, Esq. (see Exhibit 5)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2015.

China ShouGuan Mining Corporation , Registrant

By: /s/ Feize Zhang

Feize Zhang, Chairman and Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated on April 14, 2015.

China ShouGuan Mining Corporation, Registrant

By: /s/ Feize Zhang

Feize Zhang, Chairman and Principal Executive Officer

By: /s/ Chengqing Tan

Chengqing Tan, Principal Financial Officer

CHINA SHOUGUAN MINING CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

China ShouGuan Mining Corporation

We have audited the accompanying consolidated balance sheets of China ShouGuan Mining Corporation and its subsidiaries (“the Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders’ equity for the years ended December 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited

Certified Public Accountants

Hong Kong, China

April 14, 2015

CHINA SHOUGUAN MINING CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$113,055	$248,983
Accounts receivable	347,428	-
Deposits and prepayments	112,423	96,854
Prepaid mining rights, current	2,157,215	2,158,979
Assets held for sale	-	6,961,956

Total current assets	2,730,121	9,466,772

Non-current assets:
Prepaid mining rights, non-current	3,975,602	5,131,944
Property, plant and equipment, net	2,940,136	2,504,611

TOTAL ASSETS	$9,645,859	$17,103,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$247,665	$508,659
Amount due to a related party	-	182,432
Loans payable, unsecured	4,804,707	9,427,468
Note payable, related party	849,035	1,406,608
Accrued liabilities and other payable	1,463,323	1,762,312
Liabilities held for sale	-	874

Total current liabilities	7,364,730	13,288,353

Long-term liabilities:
Note payable, related party	1,008,212	-
Loans payable, unsecured	82,039	241,657

Total long-term liabilities	1,090,251	241,657

Total liabilities	8,454,981	13,530,010

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized; 115,000,000 and 115,000,000 shares issued and outstanding, respectively	11,500	11,500
Additional paid-in capital	8,899,597	8,899,597
Subscription receivables	(718,459)	(718,459)
Statutory reserve	308,898	645,781
Accumulated other comprehensive income	432,256	488,496
Accumulated deficit	(7,742,914)	(5,753,598)

Total stockholders’ equity	1,190,878	3,573,317

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,645,859	$17,103,327

See accompanying notes to consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2014	2013

Revenues, net	$2,469,529	$2,629,098

Cost of revenue
Mining operating cost	(1,634,465)	(819,724)
Mining related depreciation and amortization	(2,530,302)	(2,423,876)
Total cost of revenue	(4,164,767)	(3,243,600)

Mining gross loss	(1,695,238)	(614,502)

Operating expenses:
General and administrative	(871,984)	(985,354)
Total operating expenses	(871,984)	(985,354)

Loss from operations	(2,567,222)	(1,599,856)

Other income (expense) :
Interest income	561	994
Interest expense	(282,885)	(152,759)
Other income	453,691	-

Loss before income taxes	(2,395,855)	(1,751,621)

Income tax expense	-	(13,693)

Loss from continuing operating	(2,395,855)	(1,765,314)
Loss from discontinued operations, net of taxes	-	(834,622)
NET LOSS	$(2,395,855)	$(2,599,936)

Other comprehensive income:
- Foreign currency translation gain	(56,240)	116,479

COMPREHENSIVE LOSS	$(2,452,095)	$(2,483,457)

Net loss per share– Basic and diluted	$(0.02)	$(0.02)

Net loss per share from continuing operations– Basic and diluted	$(0.02)	$(0.01)

Net loss per share from discontinued operations – Basic and diluted	$-	$(0.01)

Weighted average common shares outstanding	115,000,000	124,791,209

See accompanying notes to consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,395,855)	$(2,599,936)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property, plant and equipment	414,189	421,982
Amortization of prepaid mining rights	2,147,211	2,129,661
Loss on disposal of property, plant and equipment	-	252
Gain on disposal of a subsidiary	(454,200)	-
Changes in operating assets and liabilities:
Accounts receivable	(345,817)	1,252,658
Deposits and prepayments	(9,391)	422,826
Accounts payable	(422,392)	(315,130)
Income tax	-	(251,733)
Accrued liabilities and other payable	1,167,607	1,380,616
Other, net	-	25,307

Net cash provided by operating activities	101,352	2,466,503

Cash flows from investing activities:
Proceed from disposal of a subsidiary	5,856,031	-
Payments on leased mining rights	(1,000,405)	(6,059,860)
Purchase of plant and equipment	(652,370)	(90,234)

Net cash provided by (used in) investing activities	4,203,256	(6,150,094)

Cash flows from financing activities:
Proceeds from private placement, net of expense	-	594,867
Proceeds from loans payable	4,989,914	5,142,648
Repayment to loans payable	(9,742,252)	(2,765,921)
Issuance of note to a related party	2,806,015	887,359
Repayment to a related party	(2,544,085)	(112,130)

Net cash (used in) provided by financing activities	(4,490,408)	3,746,823

Effect of exchange rate changes on cash and cash equivalents	49,872	(7,955)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(135,928)	55,277

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	248,983	193,706

CASH AND CASH EQUIVALENTS, END OF YEAR	$113,055	$248,983

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$265,426
Cash paid for interest	$282,886	$152,863

 See accompanying notes to consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional	Subscription	Statutory	Accumulated other comprehensive	Accumulated	Total stockholders’
	No. of shares	Amount	paid-in capital	receivable	reserve	(loss) income	deficit	equity
Balance as of January 1, 2013	123,000,000	$12,300	$12,698,797	$(5,113,326)	$481,163	$372,017	$(2,989,044)	$5,461,907
Proceeds from share subscription	-	-	-	113,326	-	-	-	113,326
Shares issued for sale of common stock	2,000,000	200	1,199,800	(718,459)	-	-	-	481,541
Cancellation of shares issued	(10,000,000)	(1,000)	(4,999,000)	5,000,000	-	-	-	-
Appropriation to statutory reserve	-	-	-	-	164,618	-	(164,618)	-
Foreign currency translation adjustment	-	-	-	-	-	116,479	-	116,479
Net loss for the year	-	-	-	-	-	-	(2,599,936)	(2,599,936)

Balance as of December 31, 2013	115,000,000	$11,500	$8,899,597	$(718,459)	$645,781	$488,496	$(5,753,598)	$3,573,317

Disposal of a subsidiary	-	-	-	-	((336,883)	-	406,539	69,656
Foreign currency translation adjustment	-	-	-	-	-	(56,240)	-	(56,240)
Net loss for the year	-	-	-	-	-	-	(2,395,855)	(2,395,855)

Balance as of December 31, 2014	115,000,000	11,500	8,899,597	(718,459)	308,898	432,256	(7,742,914)	1,190,878

See accompanying notes to consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND BACKGROUND

China ShouGuan Mining Corporation (“CHSO” or “the Company”) was incorporated in the State of Nevada on May 4, 2010.

The Company, through its subsidiaries and variable interest entities, is principally engaged in the project management of gold mining operations in China. As of December 31, 2014, the Company commenced two mining project, the Dayuan Gold Mine in Shandong Province, the PRC and Daxinganling Gold Mine in Heilongjiang Province, the PRC, respectively.

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company, through SBCL entered into and consummated certain contractual arrangements with Shenzhen Shouguan Investment Co., Ltd (“SSIC”), JinGuan and XinGuan on May 15, 2010. As a result of these contractual arrangements, which obligates SBCL to absorb a majority of the risk of loss from the activities of SSIC, JinGuan and XinGuan and enables SBCL to receive a majority of its expected residual returns, the Company accounts for SSIC, JinGuan and XinGuan and its subsidiaries as a variable interest entity (“VIE”) under Accounting Standards Codification (“ASC”) Topic 810-10-5-8, “Variable Interest Entities”. (“VIE Arrangement”). It was terminated on March 31, 2014.

On March 31, 2014, the Company has restructured the VIE structure by (i) terminated the whole set of the 5 VIE agreements with XinGuan and (ii) signed a new set of the 5 VIE agreements with DYM. As a result of these contractual arrangements, which obligates SBCL to absorb a majority of the risk of loss from the activities of SSIC, JinGuan and DYM and enables SBCL to receive a majority of its expected residual returns, the Company accounts for SSIC, JinGuan and DYM and its subsidiaries as a variable interest entity (“VIE”) under Accounting Standards Codification (“ASC”) Topic 810-10-5-8, “Variable Interest Entities”. (“VIE Arrangement”).

Details of subsidiaries and VIEs

The details of the Company’s subsidiaries and VIEs are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/registered share capital	Effective interest held

Bei Sheng Limited (“BSL”)	British Virgin Islands, a limited liability company	Investment holding in GWIL and provision of mining technical advice	50,000 issued shares of US$1 each	100%

Golden Wide International Limited (“ GWIL ”)	Hong Kong, a limited liability company	100%-investment holding in SBCL and provision of mining technical advice	10,000 issued ordinary shares of HK$1 each	100%

Shoujin Business Consulting (Shenzhen) Limited (“SBCL”)	The PRC, a limited liability company	Provision of consulting service in the PRC	RMB100,000	100%

Shenzhen Shouguan Investment Co., Ltd (“SSIC”) #	The PRC, a limited liability company	99%-investment holding in JinGuan	RMB10,180,000	N/A

YantaiJinGuan Investment Limited (“JinGuan”) #	The PRC, a limited liability company	100%-investment holding in DYM, exploration, drilling, mining and sale of gold products	RMB5,000,000	N/A

DaxinganlingYiguanyuan Mining Investment Company Limited (“DYM”) #	The PRC, a limited liability company	Mine exploration in Daxinganling	RMB4,010,000	N/A

# represents variable interest entity (“VIE”)

The Company and its subsidiaries and VIEs are hereinafter collectively referred to as (“the Company”).

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the year ended December 31, 2014, the Company suffered from substantial losses with the accumulated deficit of $7,742,914 as of that date. The continuation of the Company is dependent upon the continuing financial support of shareholders and achieving the exploration for recognized mineral deposits and generating significant revenue from the commercial production. The actions involve certain development and exploratory strategies in these mines. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Exploration stage company

Despite the fact that the Company commenced its production in 2009, it is still considered an exploration stage company under the criteria set forth by the Securities and Exchange Commission (“SEC”) since it has not yet demonstrated the existence of proven or probable reserves, defined by SEC Industry Guide 7 at Dayuan and Daxinganling Gold Mines. As a result, and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for exploration stage companies, all expenditures for exploration and evaluation of the Company’s properties are expensed as incurred until mineralized material is classified as proven or probable reserves. Accordingly, substantially all expenditures for mine development and mill construction have been expensed as incurred. Certain expenditures, such as for rolling stock or other general-purpose equipment, may be capitalized, subject to evaluation for possible impairment of the asset. As of December 31, 2014, none of the mineralized material at Dayuan and Daxinganling Gold Mines met the SEC’s definition of proven or probable reserves. The Company expects to remain an exploration stage company for the foreseeable future, even though it has reached commercial production. The Company will not exit the exploration stage unless and until it demonstrates the existence of proven or probable reserves that meet SEC guidelines.

Proven or probable reserves

The definition of proven or probable reserves is set forth in SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. In addition, reserves cannot be considered proven or probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination. As of December 31, 2014, none of the Company’s mineralized resources met the definition of proven or probable reserves.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Variable interest entity

The Company's subsidiary, SBCL entered into a series of amended agreements ("VIE agreements") amongst SSIC, JinGuan, DYM and the individual owners of SSIC, JinGuan and DYM and details of the VIE agreements are as follows:

1.

Exclusive Technical Service and Business Consulting Agreement, SBCL has the exclusive right to provide to SSIC, JinGuan and DYM consulting services, including operational management, human resources management, research and development of the technologies related to the operations of SSIC, JinGuan and DYM. SSIC, JinGuan and DYM pays to SBCL annually consulting service fees in an amount equals to all of their revenue for such year. These agreements run for 10 year terms and are subject to automatic renewal for an additional 10 year term provided that no objection is made by both parties on the renewal.

2.	Exclusive Option Agreement, SBCL has the option to purchase SSIC, JinGuan and DYM all assets and ownership at any time.
3.	Equity Pledge Agreement, SSIC, JinGuan and DYM agree to pledge their legal interest to SBCL as a security for the obligations under the Exclusive Technical Service and Business Consulting Agreement.
4.	Proxy Agreement, SSIC, JinGuan and DYM irrevocably grant and entrust SBCL the right to exercise its voting and other stockholder’s right.
5.	Operating Agreement, SBCL agrees to participate in the operations of SSIC, JinGuan and DYM in different aspects.

With the above agreements, SBCL demonstrates its ability to control SSIC, JinGuan and DYM as the primary beneficiaries and the operating results of the VIEs was included in the consolidated financial statements for the years ended December 31, 2014 and 2013.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. For the years ended December 31, 2014 and 2013, no allowance for doubtful accounts was provided.

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

Depreciation expense for the years ended December 31, 2014 and 2013 were $414,189 and $421,982, of which $373,555 and $337,684 were included in cost of revenue, respectively.

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

The Company is subject to VAT which is levied on the standard gold products at the standard rate of 17% on the invoiced value of sales. The Company’s VIE, JinGuan and DYMis granted with a preferential tax treatment under the Chinese tax law of the“Notice from Ministry of Finance and State Tax Bureau in Relation to Exemption of Value Added Tax on Gold Production” and “Notice regarding issues on Tax Policy on Gold Transaction ”, whereas gold produced and sold by gold mining and smelting enterprises are exempted from VAT.

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Advertising expense

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred no advertising expense for the years ended December 31, 2014 and 2013, respectively.

Resource compensation fees

In accordance with the relevant regulations under the Chinese Law, a company that is engaged in exploiting mineral resources is required to pay a resource tax and resources compensation levy to the local government as the compensation for the depletion of mineral resources. Pursuant to “Provisional Regulations on Resources Tax of the PRC” and “Administrative Rules on the Levy of Mineral Resources Compensation”, the amounts of the resource tax and resources compensation levy are computed on the basis of the sales revenue of mineral products. The Company paid resource compensation fees of $0 and $51,178 for the years ended December 31, 2014 and 2013, respectively and recorded as general and administrative expense when incurred.

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

For the years ended December 31, 2014 and 2013, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2014 and 2013, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority. For the year ended December 31, 2014, the Company filed and cleared 2013 tax return with its local tax authority.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective year:

	2014	2013
Year-end RMB:US$1 exchange rate	6.1190	6.1140
Annual average RMB:US$1 exchange rate	6.1475	6.1982

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended December 31, 2014 and 2013, the Company operates in one reportable operating segment in the PRC.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follows:

In November 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-16, Derivatives and Hedging (Topic 815), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or Equity, a consensus of the FASB Emerging Issues Task Force. The standard eliminates diversity in the practice of determining whether the nature of a host contract with a hybrid financial instrument issued in the form of a share is more akin to debt or equity and applies to all reporting entities that are issuers of hybrid financial instruments issued in the form of a share. This standard provides that the determination would be based on a consideration of all economic characteristics and the risk of the entire hybrid financial instrument, including the embedded derivative function. Upon adoption, each issued hybrid share instrument must be evaluated to determine whether it contains embedded features that require bifurcation or no longer require bifurcation under the new standard. Retrospective application and early adoption would both be permitted. The standard is effective for public business entities for fiscal years, and interim periods within those years, beginning after 15 December 2015. The Company is currently evaluating the impact this standard will have on the consolidated financial position or results of operations.

In August 2014, FASB issued Accounting Standard Update 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This standard applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact this standard will have on the consolidated financial position or results of operations.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In May 2014, FASB issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606) that will supersede most revenue recognition standards. Under the new standard, an entity will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the entity expects to be entitled in exchange for those goods or services. An entity would recognize revenue through a five-step process: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This standard also requires enhanced disclosures and provides more comprehensive guidance for transactions such as service revenue and contract modifications. Guidance for multiple-element arrangements also has been enhanced. The standard will take effect for public entities for annual reporting periods beginning after December 15, 2016, including interim reporting periods. Early application is not permitted. The Company is currently evaluating the impact this standard will have on the consolidated financial position or results of operations.

In July 2013, FASB issued guidance on presentation of an unrecognized tax benefit in financial statements when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for an NOL carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The guidance does not require new recurring disclosures. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 for public entities. Early adoption and retrospective application are permitted. The Company adopted this standard on January 1, 2014. The adoption of this standard had no impact on the presentation of the Company’s unrecognized tax benefits or on the consolidated financial position or results of operations.

4. ASSETS AND LIABILITIES HELD FOR SALE

On March 31, 2013, the Company and its variable interest entity completed a Definitive Share and Asset Agreement with an independent third party to sell and transfer all assets and liabilities primarily related to Cunliji Mine Project, in exchange for cash proceeds of approximately $7,363,000 (Equivalent to RMB45,000,000). The Company has accounted for this segment as a discontinued operation. The operating results of this segment, including restated prior periods, are shown as a discontinued operation in the consolidated statements of operations. The assets and liabilities of the discontinued operation have been classified separately on the consolidated balance sheets in the current assets and liabilities, respectively. The consolidated statements of cash flows are presented as a combination of continuing and discontinued operations. The Company discontinued to operate the Cunliji Mine Project during the first quarter of 2013.

The consideration receivable was received in full during the year ended December 31, 2014.

Revenues and losses from discontinued operations were as follows (in thousands):

	Years ended December 31,
	2014	2013
Revenues	$-	$1,815,643
Loss from discontinued operations before income taxes	-	(834,622)
Loss from discontinued operations, net of tax	-	(834,622)

The assets and liabilities of the discontinued operations were as follows (in thousands):

	As of December 31,
	2014	2013
Assets held for sale:
Cash and cash equivalents	$-	$8,915
Accounts receivable	-	-
Deposits and prepayments	-	3,861
Mining assets	-	5,888,126
Property, plant and equipment	-	1,061,054
Construction in progress	-	-
	$-	$6,961,956
Liabilities held for sale:
Accounts payable	-	-
Accrued liabilities and other payable	-	874
	$-	$874

5. DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following:

	As of December 31,
	2014	2013

Advances to employees	$50,277	$3,427
Prepaid operating expenses	37,051	41,867
Deposits	3,310	16,368
Other receivables	21,785	35,192
	$112,423	$96,854

6. DAYUAN GOLD MINING PROJECT

	As of December 31,
	2014	2013

Prepaid mining rights – Dayuan Gold Mine	$13,615,374	$12,849,203
Less: accumulated amortization	(7,543,433)	(5,396,222)
Less: foreign translation adjustment	60,876	(162,058)
Net book value	$6,132,817	$7,290,923

The lease expense on prepaid operating lease for the years ended December 31, 2014 and 2013 was $2,147,211 and $2,129,661, respectively. As of December 31, 2014, the estimated annual amortization of the prepaid operating lease for the next five years and thereafter is as follows:

Years ending December 31 :

2015	$2,157,215
2016	2,157,215
2017	1,687,646
2018	32,685
2019	32,685
Thereafter	65,371

Total:	$6,132,817

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	As of December 31,
	2014	2013

Plant and machinery	$3,809,783	$2,995,115
Motor vehicles	182,816	182,816
Office equipment	94,329	93,605
Foreign translation adjustment	263,347	238,463
	4,350,275	3,509,999
Less: accumulated depreciation	(1,383,330)	(969,141)
Less: foreign translation adjustment	(26,809)	(36,247)
Property, plant and equipment, net	$2,940,136	$2,504,611

Depreciation expense for the years ended December 31, 2014 and 2013 were $414,189 and $421,982, of which $373,555 and $337,684 were included in cost of revenue, respectively.

8. AMOUNT DUE TO A RELATED PARTY

As of December 31, 2013, amount due to a related party represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

9. LOANS PAYABLE, UNSECURED

As of December 31, 2014, the Company also held the following short-term and long-term loans payable to third parties:

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2014	December 31, 2013

Loans payable to certain individuals and financial institution in the PRC, unsecured:

Equivalent to RMB4,500,000 (2013: RMB4,500,000) with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2015	$735,414	$736,016

Equivalent to RMB7,400,000 (2013: RMB 9,400,000) with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2015	1,209,348	1,210,337

Equivalent to RMB8,000,000 with interest rate at 5.18% per annum, payable at its maturity, due June 14, 2014	-	1,308,472

Equivalent to RMB2,700,000with interest rate at 5.18% per annum, payable at its maturity, due March 28, 2014	-	441,609

Equivalent to RMB4,942,600 with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due November 27, 2013	-	808,407

Equivalent to RMB22,000,000 with interest rate at 2% per annum, payable at its maturity, due August 12, 2014	-	3,598,299

Equivalent to RMB2,000,000 with interest rate free, payable at its maturity, due April 13, 2015	326,851	-

Equivalent to RMB5,000,000 with interest free, payable at its maturity, due February 12, 2015	817,127	-

Equivalent to RMB2,000,00, interest-free, payable at its maturity, due January 17, 2014	-	327,118

Equivalent to RMB5,500,000 (2013:RMB 5,500,000) with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due April 15, 2015	898,840	899,575

Equivalent to RMB5,000,000 with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due April 24, 2015	817,127	-

Equivalent to RMB501,999 (2013: RMB2,074,429) with effective interest rate at 8.97% per annum, payable with monthly principal and interest payments, due February 28, 2017	82,039	339,292

Total current and long-term liabilities	4,886,746	9,669,125
Less: long-term portion	(82,039)	(241,657)

Total current liabilities	$4,804,707	$9,427,468

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. NOTE PAYABLE, RELATED PARTIES

As of December 31, 2014, the note due to Mr. Zhang, the director of the Company, which was unsecured, carried annual interest at Bank of China Benchmark Lending Rate and payable in a monthly installment. The interest expense to a related party amounted $21,661 and $56,451 for the years ended December 31, 2014 and 2013, respectively.

11. ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued liabilities and other payable consist of the following:

	As of December 31,
	2014	2013
Deposits received	$-	$1,472,031
Interest payable	185,639	185,791
Salaries and welfare payable	35,010	33,803
Accrued operating expenses	24,597	55,214
Advance from third party	948,227	-
Other payables	269,850	15,473
	$1,463,323	$1,762,312

Advance from third party was unsecured, interest-free and repayable on demand.

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

As of December 31, 2014 and 2013, the Company had a total of 115,000,000 shares of its common stock issued and outstanding respectively.

13. INCOME TAXES

For the years ended December 31, 2014 and 2013, the local (United States) and foreign components of loss from operations before income taxes were comprised of the following:

	Years ended December 31,
	2014	2013
Tax jurisdictions from:
- Local	$-	$-
- Foreign, representing
British Virgin Island	(47,653)	(97,044)
Hong Kong	(4,670)	(3,029)
The PRC	(2,343,532)	(1,651,548)
Loss before income taxes	$(2,395,855)	$(1,751,621)

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The provision for income taxes consisted of the following:

	Years ended December 31,
	2014	2013
Current:
- Local	$-	$-
- Foreign, The PRC	-	13,693
Deferred:
- Local	-	-
- Foreign	-	-
Income tax expense	$-	$13,693

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, BVI, Hong Kong and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2014, the Company incurred $49,393 of aggregate net operating loss carryforward available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $16,794 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Island

Under the current BVI law, BSL is not subject to tax on its income or profits.

Hong Kong

GWIL is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income.

The PRC

The Company generated its income from its subsidiaries and VIEs operating in the PRC for the years ended December 31, 2014 and 2013. All entities in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. A reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2014 and 2013 is as follows:

	Years ended December 31,
	2014	2013

Loss before income taxes	$(2,343,532)	$(1,651,548)
Statutory income tax rate	25%	25%
Income tax expense at the statutory rate	(585,883)	(412,887)
Net operating loss not recognized as deferred tax asset	(586,357)	(306,198)
Non-deductible items	1,172,240	705,392
Income tax expense	$-	$13,693

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2014 and 2013:

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards from the PRC	$1,315,611	$718,374
Less: valuation allowance	(1,315,611)	(718,374)
Deferred tax assets	$-	$-

As of December 31, 2014, the Company incurred $1,315,611 of aggregate net operating loss carryforward available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $1,315,611 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended December 31, 2014, the valuation allowance was increased by $597,237, primarily relating to net operating loss carryforward in the foreign tax regime.

14. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2014 and 2013:

	Years ended December 31,
	2014	2013

Net loss attributable to common stockholders	$(2,395,855)	$(2,599,936)

Weighted average common shares outstanding	115,000,000	124,791,209

Basic net loss per share	$(0.02)	$(0.02)
Diluted net loss income per share	$(0.02)	$(0.02)

15. CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of its subsidiaries in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $18,240 and $20,960 for the years ended December 31, 2014 and 2013, respectively.

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

For the years ended December 31, 2014 and 2013, the Company contributed $0 and $164,618 to statutory reserve, respectively.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the years ended December 31, 2014 and 2013, the customers who account for 10% or more of the Company’s revenues and its outstanding balance at year-end date, are presented as follows:

	Year ended December 31, 2014		December 31, 2014
Customer	Revenue	Percentage of revenue	Accounts receivable, trade

Customer A	$2,469,529	100%	$347,428

	Year ended December 31, 2013		December 31, 2013
Customer	Revenue	Percentage of revenue	Accounts receivable, trade

Customer D	$2,629,098	100%	$-

All of the Company’s customers are located in PRC.

(b) Major vendors

For the years ended December 31, 2014 and for 2013, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at year-end date, are presented as follows:

		Year ended December 31, 2014		December 31, 2014
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$1,202,532	83%	$26,394
Vendor B		252,425	17%	90,175

	Total:	$1,454,957	100%	$116,569

	Year ended December 31, 2013		December 31, 2013
Vendor	Purchases	Percentage of purchases	Accounts payable, trade

Vendor D	$686,647	100%	$508,659

All of the Company’s purchases were derived from vendors located in the PRC.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

18. COMMITMENTS AND CONTINGENCIES

The Company is committed under several non-cancelable operating leases for office premises and mining rights with the terms ranging from 1 to 10 years, with fixed monthly rentals or scheduled payments. Total rent expenses (excluding amortization of prepaid mining rights) for the years ended December 31, 2014 and 2013 was $117,314 and $113,616, respectively.

As of December 31, 2014, the Company has the aggregate future minimum rental payments due under various non-cancelable operating leases in the next three years:

	Operating lease commitments
	Office premises	Mine operating rights	Total
Year ending December 31,
2015	$104,698	$-	$104,698
2016	17,089	-	17,089
2017	-	7,166,204	7,166,204

Total:	$121,787	$7,166,204	$7,287,991

19. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “ Subsequent Events ”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2014 up through the date the Company issued the audited consolidated financial statements.