Form 10-Q
period 2015-03-31
CHINA SHOUGUAN MINING Corp
filed 2015-05-20
CIK 1493893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER THE SECURITIES ACT OF 1933

For the Period ended March 31, 2015

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

Issuer's revenues for the three months ended March 31, 2015 were $0.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

CHINA SHOUGUAN MINING CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2015 And December 31, 2014 (Audited)	F-1

Condensed Consolidated Statements of Operations And Comprehensive Loss for the Three Months ended March 31, 2015 and 2014	F-2

Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2015 And 2014	F-3

Condensed Consolidated Statement of Stockholders’ Equity for the Three Months ended March 31, 2015	F-4

Notes to Condensed Consolidated Financial Statements	F-5 to F-15

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2015 AND DECEMBER 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$123,002	$113,055
Deposits and prepayments	133,668	112,423
Account Receivable	218,259	347428
Prepaid mining rights, current	2,160,711	2,157,215
Total current assets	2,635,640	2,730,121

Non-current assets:
Prepaid mining rights	3,441,866	3,975,602
Property, plant and equipment, net	2,816,389	2,940,136

TOTAL ASSETS	$8,893,895	$9,645,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$251,092	$247,665
Loans payable, unsecured	5,737,438	4,804,707
Note payable, related party	404,636	849,035
Accrued liabilities and other payable	1,302,366	1,463,323

Total current liabilities	7,695,532	7,364,730

Long-term liabilities:
Note payable, related party	961,127	1,008,212
Loans payable, unsecured	84,573	82,039

Total long-term liabilities	1,045,700	1,090,251

Total liabilities	$8,741,232	$8,454,981

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized; 115,000,000 shares issued and outstanding, respectively	11,500	11,500
Additional paid-in capital	8,899,597	8,899,597
Subscription receivable	(718,459)	(718,459)
Statutory reserve	308,898	308,898
Accumulated other comprehensive income	429,772	432,256
Accumulated deficits	(8,778,645)	(7,742,914)

Total stockholders’ equity	152,663	1,190,878

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,893,895	$9,645,859

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2015	2014

Revenues, net:	$-	$518,073

Cost of revenue
Mining operating cost	(185,133)	(289,466)
Mining related depreciation and amortization	(657,336)	(38,058)
	(842,469)	(327,524)

Gross (loss) profit	(842,469)	190,549

Operating expenses:
General and administrative	(135,408)	(253,214)

Total operating expenses	(135,408)	(253,214)

Loss from operations	(977,877)	(62,665)

Other income (expense):
Interest expense	(57,878)	(39,207)
Interest income	24	219
Gain on disposal of a subsidiary	-	454,200

(Loss) income before income taxes	(1,035,731)	352,547

Income tax expense	-	-

NET (LOSS) INCOME	$(1,035,731)	$352,547

Other comprehensive income (loss):
- Foreign currency translation loss	(2,484)	(123,702)

COMPREHENSIVE (LOSS) INCOME	$(1,038,215)	$228,845

Net loss per share – Basic and diluted	$(0.01)	$0.00

Weighted average common shares outstanding – Basic and diluted	115,000,000	115,000,000

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2015	-	2014
Cash flows from operating activities:
Net (loss) income	$(1,035,731)		$352,547
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property, plant and equipment	128,585		93,006
Amortization of prepaid mining right	537,827		539,229
Gain on disposal of a subsidiary	-		(454,200)
Changes in operating assets and liabilities:
Accounts receivable	129,167		-
Deposits and prepayments	(27,240)		(21,812)
Gold inventories	-		(261,124)
Accounts payable	3,012		(153,839)
Accrued liabilities and other payable	(162,587)		307,273

Net cash (used in) provided by operating activities	(426,967)		401,080

Cash flows from investing activities:
Proceed from disposal of a subsidiary	-		2,205,936
Payments on leased mining rights	-		(1,348,072)
Purchase of plant and equipment	(633)		(727)
Payments on construction in progress	-		(653,611)

Net cash (used in) provided by investing activities	(633)		203,526

Cash flows from financing activities:
Proceeds from short-term bank borrowing	464,487		898,715
Repayment to short-term bank borrowing	-		(898,715)
Proceeds from loans payable	537,827		-
Repayment to loans payable	(79,004)		(350,438)
Proceeds from related party note	219,698		784,333
Repayment of related party note	(705,532)		(1,062,118)
Advance from a related party	-		6,358

Net cash provided by (used in) financing activities	437,476		(621,865)

Effect of exchange rate changes on cash and cash equivalents	71		(1,777)

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,947		(19,036)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	113,055		248,983

CASH AND CASH EQUIVALENTS, END OF PERIOD	$123,002		$229,947

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-		$-
Cash paid for interest	$57,879		$38,950

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in capital	Subscription receivable	Statutory reserve	Accumulated other comprehensive income	Accumulated deficits	Total stockholders’ equity
	No. of shares	Amount

Balance as of January 1, 2015	115,000,000	$11,500	$8,899,597	$(718,459)	$308,898	$432,256	$(7,742,914)	$1,190,878

Foreign currency translation adjustment	-	-	-	-	-	(2,484)	-	(2,484)

Net loss for the period	-	-	-	-	-	-	(1,035,731)	(1,035,731)

Balance as of March 31, 2015	115,000,000	$11,500	$8,899,597	$(718,459)	$308,898	$429,772	$(8,778,645)	$152,663

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

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

In the opinion of management, the consolidated balance sheet as of December 31, 2014 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2015 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2015

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

As of March 31, 2015, the Company suffered the accumulated deficits of $8,778,645 from prior years and suffered from a working capital deficit of $5,059,892. The continuation of the Company as a going concern is dependent upon the continuing financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations.

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

-

Exploration stage company

Despite the fact that the Company commenced its production in 2009, it is still considered an exploration stage company under the criteria set forth by the Securities and Exchange Commission (“SEC”) since it has not yet demonstrated the existence of proven or probable reserves, defined by SEC Industry Guide 7 at Cunliji and Dayuan Gold Mines. As a result, and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for exploration stage companies, all expenditures for exploration and evaluation of the Company’s properties are expensed as incurred until mineralized material is classified as proven or probable reserves. Accordingly, substantially all expenditures for mine development and mill construction have been expensed as incurred. Certain expenditures, such as for rolling stock or other general-purpose equipment, may be capitalized, subject to evaluation for possible impairment of the asset. As of March 31, 2015, none of the mineralized material at Cunliji and Dayuan Gold Mines met the SEC’s definition of proven or probable reserves. The Company expects to remain an exploration stage company for the foreseeable future, even though it has reached commercial production. The Company will not exit the exploration stage unless and until it demonstrates the existence of proven or probable reserves that meet SEC guidelines.

-

Proven or probable reserves

The definition of proven or probable reserves is set forth in SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. In addition, reserves cannot be considered proven or probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination. As of March 31, 2015, none of the Company’s mineralized resources met the definition of proven or probable reserves.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2015

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

1.

Exclusive Technical Service and Business Consulting Agreement, SBCL has the exclusive right to provide to SSIC, JinGuan and DYM consulting services, including operational management, human resources management, research and development of the technologies related to the operations of SSIC, JinGuan and DYM. SSIC, JinGuan and DYM pays to SBCL annually consulting service fees in an amount equals to all of their revenue for such year. These agreements run for 10 year terms and are subject to automatic renewal for an additional 10 year term provided that no objection is made by both parties on the renewal.;

2.

Exclusive Option Agreement, SBCL has the option to purchase SSIC, JinGuan and DYM all assets and ownership at any time.;

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

With the above agreements, SBCL demonstrates its ability to control SSIC and JinGuan as the primary beneficiaries and the operating results of the VIEs was included in the condensed consolidated financial statements for the three months ended March 31, 2015 and 2014.

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

The rent expense on prepaid mining rights for the three months ended March 31, 2015 and 2014 was $537,827 and $539,229, respectively. As of March 31, 2015, the estimated annual amortization of the prepaid mining rights for the next five years and thereafter is as follows:

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Years ending March 31:
2016	$2,160,711
2017	2,160,711
2018	1,158,387
2019	32,738
2020	32,738
Thereafter	57,292

Total:	$5,602,577

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

Depreciation expense for the three months ended March 31, 2015 and 2014 were $128,585 and $93,006, respectively.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2015

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

For the three months ended March 31, 2015 and 2014, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2015, the Company did not have any significant unrecognized uncertain tax positions.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2015

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	March 31, 2015	March 31, 2014
Period-end RMB:US$1 exchange rate	6.1091	6.1644
Period average RMB:US$1 exchange rate	6.1358	6.1199

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

-

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three months ended March 31, 2015, the Company operates in one reportable operating segment in the PRC.

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

Level 1 : Observable inputs such as quoted prices in active markets;
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

FOR THE THREE MONTHS ENDED MARCH 31, 2015

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

NOTE – 5   AMOUNT DUE TO A RELATED PARTY

As of March 31, 2015, amount due to a related party represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

NOTE – 6   LOANS PAYABLE, UNSECURED

As of March 31, 2015 and December 31, 2014, the Company also held the following short-term and long-term loans payable to third parties:

	March 31, 2015	December 31, 2014
Loans payable to certain individuals and financial institution in the PRC, unsecured:

Equivalent to RMB4,500,000 (2014: RMB4,500,000) with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2015	$736,606	$735,414

Equivalent to RMB7,400,000 (2014: RMB 7,400,000) with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2015	1,211,308	1,209,348

Equivalent to RMB7,000,000 with interest rate free, payable at its maturity, due June 2015	1,145,831	-

Equivalent to RMB2,000,000 with interest rate free, payable at its maturity, due April 13, 2015	327,380	326,851

Equivalent to RMB5,000,000 with interest free, payable at its maturity, due February 12, 2015	-	817,127

Equivalent to RMB2,850,00, with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due March 9, 2016	466,518	-

Equivalent to RMB5,500,000 (2014:RMB 5,500,000) with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due April 15, 2015	900,296	898,840

Equivalent to RMB5,000,000 with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due April 24, 2015	818,451	817,127

Equivalent to RMB1,317,245 (2014: RMB501,999) with effective interest rate at 8.97% per annum, payable with monthly principal and interest payments, due February 28, 2017	215,621	82,039

Total current and long-term liabilities	5,822,011	4,886,746
Less: long-term portion	(84,573)	(82,039)

Total current liabilities	$5,737,438	$4,804,707

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 8   NOTE PAYABLE, RELATED PARTY

As of March 31, 2015, the note due to Mr. Zhang, the director of the Company, which was unsecured, carried annual interest at Bank of China Benchmark Lending Rate and payable in a monthly installment. The interest expense to a related party amounted $22,814 and $15,578 for the three months ended March 31, 2015 and 2014, respectively.

NOTE – 9   INCOME TAXES

For the three months ended March 31, 2015 and 2014, the local (United States) and foreign components of (loss) profit before income taxes were comprised of the following:

	Three months ended March 31,
	2015	2014
Tax jurisdictions from:
– Local	$-	$-
– Foreign	(1,035,731)	352,547

Income (loss) before income taxes	$(1,035,731)	$352,547

The provision for income taxes consisted of the following:

Three months ended March 31,
	2015	2014
Current:
– Local	$-	$-
– Foreign, representing by:
Hong Kong	-	-
The PRC	-	-

Deferred:
– Local	-	-
– Foreign	-	-

Income tax expense	$-	$-

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

Hong Kong

Golden Wide is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. For the three months ended March 31, 2015 and 2014, Golden Wide suffered from an operating loss of $168 and $168, respectively.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The PRC

The Company generated its income from its subsidiaries and VIEs operating in the PRC for the three months ended March 31, 2015 and 2014, which are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%. A reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2015 and 2014 is as follows:

	Three months ended March 31,
	2015	2014

(Loss) income before income taxes	$(1,030,615)	$373,283
Statutory income tax rate	25%	25%

Income tax expense at the statutory rate	(257,654)	93,321
Net operating loss not recognized as deferred tax asset	91,051	(155,159)
Non-taxable income	-	(113,550)
Non-deductible items	166,603	175,388

Income tax expense	$-	$-

As of March 31, 2015, the Company incurred $1,574,391 of aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $1,574,391 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE – 10   CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major customers

For the three months ended March 31, 2015, no revenue was generated.

For the three months ended March 31, 2014, there was a single customer who accounted for 100% of the Company’s revenues with no accounts receivable balance at period-end, respectively.

A customer is located in the PRC.

(b)

Major vendors

For the three months ended March 31, 2015, there was a single customer who accounted for 85% of the Company’s purchase with $158,351 accounts payable balance at period-end.

For the three months ended March 31, 2014, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

		Three months ended March 31, 2014		March 31, 2014
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$505,045	67%	$132,485
Vendor B		253,565	33%	89,511

	Total:	$758,610	100%	$221,996

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

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

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 11   COMMITMENTS AND CONTINGENCIES

The Company is committed under several non-cancelable operating leases for office premises and mining rights with the terms ranging from 1 to 10 years, with fixed monthly rentals or scheduled payments. Total rent expenses (excluding amortization of prepaid mining rights) for the three months ended March 31, 2015 and 2014 was $27,966 and $30,398, respectively.

As of March 31, 2015, the Company has the aggregate future minimum rental payments due under these non-cancelable operating leases, as follows:

	Operating lease commitments
	Office premises	Mine operating rights	Total
Year ending March 31,
2016	$109,457	$-	$109,457
2017	-	7,177,817	7,177,817

Total:	$109,457	$7,177,817	$7,287,274

NOTE – 12   SUBSEQUENTEVENTS

The company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q.  There were no subsequent events that required recognition or disclosure.

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

On February 21, 2014 SSIC acquired 99% shareholdings of Daxinganling Yiguanyuan Mining Investment Company Limited (“DYM”) for a consideration of RMB4,000,000. DYM focuses on mine exploration in the Daxinganling area in the Heilongjiang Province in north-eastern part of China. DYM has signed a Memorandum of Understanding with Daxinganling Guolin Mining Company Limited, a wholly-owned subsidiary of the Daxinganling local government in July 2013, which stated that the two parties would cooperate together to explore the precious metals mines in the Daxinganling area. As of March 31, 2015, no exploratory work or other operating activities have been commenced.

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

The Dayuan Mine commenced exploratory operation in July 2011. Mineral exploration was temporary halted in the Dayuan Mine during the Chinese New Year holiday in January and February 2014 and hence no gold concentrate was produced in these two months. In January 2015, the Safety Production Committee of the Longkou city government announced that all mines except coal mines were required to shut down operation during February 11, 2015 to March 5, 2015 for safety examination, technologies upgrade and maintenance. Hence, for the three months ended March 31, 2015, the mineral exploration in the Dayuan Mine was halted again and there was no gold ore production during the period.

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

Others

On February 21, 2014, SSIC acquired 99% shareholdings of Daxinganling Yiguanyuan Mining Investment Company Limited (“DYM”) for a consideration of RMB4,000,000. DYM focuses on mine exploration in the Daxinganling area in the Heilongjiang Province in north-eastern part of China. DYM has signed a Memorandum of Understanding with Daxinganling Guolin Mining Company Limited, a wholly-owned subsidiary of the Daxinganling local government in July 2013, which stated that the two parties would cooperate together to explore the precious metals mines in the Daxinganling area. As of March 31, 2015, no exploratory work or other operating activities have been commenced.

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

The following tables set forth key components of our results of operations for the  three months ended March 31, 2015 compared to the same period in 2014. All numbers referenced are in U.S. Dollars:

	Three months ended March 31,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Revenues, net:	$-	$518,073	(518,073)	(100%)

Cost of revenue	(842,469)	(327,524)	(514,945)	157%

Gross profit (loss)	(842,469)	190,549	(1,033,018)	(542)%
General and administrative expense	(135,408)	(253,214)	117,806	(46)%
Loss from operations	(977,877)	(62,665)	(915,212)	1460%

Other income (expense)
Interest expense	(57,878)	(39,207)	(18,671)	47%
Interest income	24	219	(195)	(89)%
Other income	-	454,200	(454,200)	(100)%
Loss before income taxes	(1,035,731)	352,547	(1,388,278)	(394)%
Income tax expenses	-	-	-	-
NET PROFIT (LOSS)	$(1,035,731)	$352,547	(1,388,278)	(394)%
Other comprehensive income:
- Foreign currency translation adjustment	(2,484)	(123,702)	121218	(98%)
COMPREHENSIVE LOSS	$(1,038,215)	$228,845	(1,267,060)	(553)%
Net loss per share – Basic and diluted	$(0.01)	$(0.01)

Weighted average common stock outstanding (Basic and diluted)	115,000,000	115,000,000

Revenue

We commenced gold mineral exploration activity in May 2009 and began selling of gold concentrate in July 2009. Gold concentrate is mainly sold to smelting plants in the Shandong Province, PRC.

For the three months ended March 31, 2015, the mineral exploration in the Dayuan Mine was halted because the Safety Production Committee of the Longkou city government announced in January 2015 that all mines except coal mines were required to shut down operation during February 11, 2015 to March 5, 2015 for safety examination, technologies upgrade and maintenance. There was no gold ore production and hence no revenue was recorded during the period.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2015 and 2014 were $842,469 and $327,524, respectively, and consisted primarily of direct materials, direct labor, extracting fees, and other operating overhead. The increase in cost of revenue was primarily attributable to the substantial increase in mining related depreciation and amortization.

Gross Loss

We recorded a gross loss of $842,469 for the three months ended March 31, 2015, an increase of $1,033,018 or 542%, from the gross profit of $190,549 for the three months ended March 31, 2014. The decrease was mainly attributable to halted operation during the first quarter of 2015 and hence no revenue was recorded during the period.

General and Administrative Expenses

General and administrative expenses comprised mainly of salaries and staff welfare expenses, legal and professional fees, entertainment expenses, traveling and hotel accommodation expenses and office expenses. General and administrative expenses for the three months ended March 31, 2015, decreased by $117,806 or 46%, from $253,214 to $135,408, for the same comparable period in 2014.

Income Tax Expense

Income tax expenses amounted to Nil for both the three months ended March 31, 2015 and 2014.

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

The PRC

We have generated all of our income through our subsidiaries and VIEs operating in the PRC for the three months ended March 31, 2015. All entities in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%.

Net loss

We recorded a net loss of $1,035,731for the three months ended March 31, 2015, an increase in loss of $1,388,278 from a net profit of $352,547 for the three months ended March 31, 3014. The increase in loss was mainly attributable to the increase in gross loss $1,033,018.

Liquidity and Capital Resources

Our primary liquidity needs are to fund operational expenses, capital expenditures and potential acquisition of gold mining properties in the Shandong province. To date, we have financed our working capital requirements and capital expenditures through internally generated cash and capital contribution from our existing shareholders.

As of March 31, 2015, our current assets were $2,635,640, and our current liabilities were $7,695,532. Cash and cash equivalents totaled $123,002 as of March 31, 2015. Accumulated deficits at March 31, 2015 was $8,778,645.

Net cash used in operating activities was $426,967for the three months ended March 31, 2015 as compared to net cash provided by operating activities of $401,080 for the three months ended March 31, 2014. Net cash used in operating activities increased by $828,047 was primarily due to the net loss of $1,035,731 for the three months ended March 31, 2015..

Net cash used in investing activities amounted to $633for the three months ended March 31, 2015 as compared to net cash provided by investing activities of $203,526 for the three months ended March 31, 2014. Net cash used in investing activities increased by $204,159 was primarily due to the absence of proceed from disposal of a subsidiary..

Net cash provided by financing activities amounted to $437,476 for three months ended March 31, 2015 as compared to net cash used in financing activities of $621,865 for three months ended March 31, 2014. Net cash provided by financing activities increased by $1,059,341, was primarily due to proceeds from short-term bank borrowing and loans payable and the decrease in repayments of loans payable and related party note.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, financings or other relationships.

Amount Due from a Related Party

As of March 31, 2015, amount due from a related party represented temporary advances made to Mr. Zhang, the director of the Company, which was unsecured, interest-free and repayable on demand.

Commitments and Contingencies

The Company is committed under several non-cancelable operating leases for office premises and mining rights with the terms ranging from 1 to 10 years, with fixed monthly rentals or scheduled payments.

The rent expense on prepaid mining rights for the three months ended March 31, 2015 and 2014 was $537,827 and $539,229, respectively.

As of March 31, 2015, the Company has the aggregate future minimum rental payments due under these non-cancelable operating leases, as follows:

	Operating lease commitments
	Office premises	Mine operating rights	Total
Year ending March 31,
2016	$109,457	$-	$109,457
2017	-	7,177,817	7,177,817

Total:	$109,457	$7,177,817	$7,287,274

Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2015 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

Item 3.  Quantitative and qualitative disclosures about market risk

We are exposed to the following concentrations of risk:

(a) Major customers

For the three months ended March 31, 2015, no revenue was generated.

For the three months ended March 31, 2014, there was a single customer who accounted for 100% of the Company’s revenues with no accounts receivable balance at period-end, respectively.

A customer is located in the PRC.

(b) Major vendors

For the three months ended March 31, 2015, there was a single customer who accounted for 85% of the Company’s purchase with $158,351 accounts payable balance at period-end.

For the three months ended March 31, 2014, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

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

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 20, 2015.

China ShouGuan Mining Corporation , Registrant By: /s/ Feize Zhang Feize Zhang Chairman and Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated on May 20, 2015.

China ShouGuan Mining Corporation , Registrant By: /s/ Feize Zhang Feize Zhang Chairman and Principal Executive Officer By: /s/ Chengqing Tan Chengqing Tan Principal Financial Officer