Form 10-Q
period 2015-06-30
CHINA SHOUGUAN MINING Corp
filed 2015-08-19
CIK 1493893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER THE SECURITIES ACT OF 1933

For the Period ended June 30, 2015

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [   ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]  No [X]

Issuer's revenues for the six months ended June 30, 2015 were $0.

As of June 30, 2015, there were 115,000,000 shares of our common stock issued and outstanding. The Company is now quoting at OTCQB for the symbol CHSO. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the $0.0001 par value price per share paid for the shares is approximately $7,318.

DOCUMENTS INCORPORATED BY REFERENCE

Some exhibits required to be filed hereunder, are incorporated herein by reference to our original Form S-1 Registration Statement, filed under CIK No 0001493893 on July 1, 2010, and in amendments filed thereafter, on the SEC website at www.sec.gov.

PART I

ITEM 1. FINANCIAL STATEMENTS

CHINA SHOUGUAN MINING CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2015 And December 31, 2014 (Audited)	F-1

Condensed Consolidated Statements of Operations And Comprehensive Loss for the Three and Six Months ended June 30, 2015 And 2014	F-2

Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2015 And 2014	F-3

Condensed Consolidated Statement of Stockholders’ Equity for the Six Months ended June 30, 2015	F-4

Notes to Condensed Consolidated Financial Statements	F-5 to F-17

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$ 234,361	113,055
Deposits and prepayments	143,016	112,423
Trade receivable	145,081	347,428
Prepaid mining rights, current	2,167,915	2,157,215
Total current assets	2,690,373	2,730,121
Non-current assets:
Prepaid mining rights	2,911,363	3,975,602
Property, plant and equipment, net	2,698,257	2,940,136
Total Assets	$ 8,299,993	9,645,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 303,735	247,665
Loans payable, unsecured	5,791,400	4,804,707
Note payable, related party	608,520	849,035
Accrued liabilities and other payable	1,319,604	1,463,323
Total current liabilities	8,023,259	7,364,730
Long-term liabilities:
Loans payable, unsecured	146,007	82,039
Note payable, related party	945,423	1,008,212
Total long-term liabilities	1,091,430	1,090,251
Total liabilities	9,114,689	8,454,981

Stockholders’ equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized; 115,000,000 shares issued and outstanding, respectively	11,500	11,500
Additional paid-in capital	8,899,597	8,899,597
Subscription receivable	(718,459)	(718,459)
Statutory reserve	308,898	308,898
Accumulated other comprehensive income	430,695	432,256
Accumulated deficits	(9,746,933)	(7,742,914)

Total stockholders’ equity	(814,702)	1,190,878

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 8,299,987	9,645,859

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Revenues, net:	$-	$847,485	$-	$1,365,558

Cost of revenue	(755,438)	(1,878,521)	(1,597,907)	(2,206,045)

Gross loss	(755,438)	(1,031,036)	(1,597,907)	(840,487)

Operating expenses:
General and administrative	(137,951)	(184,108)	(273,359)	(437,322)

Total operating expenses	(137,951)	(184,108)	(273,359)	(437,322)

Loss from operations	(893,389)	(1,215,144)	(1,871,266)	(1,277,809)

Other income (expense):
Interest expense	(74,947)	(80,700)	(132,825)	(119,907)
Interest income	48	125	72	344
Other income	-	-	-	454,200

Loss before income taxes	(968,288)	(1,295,719)	(2,004,019)	(943,172)

Income tax expense	-	-	-	-

NET LOSS	$(968,288)	$(1,295,719)	$(2,004,019)	$(943,172)

Other comprehensive income:
- Foreign currency translation gain (loss)	923	(117,262)	(1,561)	(240,964)

COMPREHENSIVE LOSS	$(967,365)	$(1,412,981)	$(2,005,580)	$(1,184,136)

Net loss per share – Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding – Basic and diluted	115,000,000	115,000,000	115,000,000	115,000,000

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,004,019)	$(943,172)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property, plant and equipment	256,818	182,976
Amortization of prepaid mining right	1,079,702	1,074,200
Gain on disposal of subsidiary	-	(454,200)
Changes in operating assets and liabilities:
Accounts receivable	203,269	-
Deposits and prepayments	(36,336)	(10,790)
Accounts payable	54,626	3,063
Accrued liabilities and other payable	(150,297)	430,655

Net cash (used in) provided by operating activities	(596,237)	282,732

Cash flows from investing activities:
Proceed from disposal of subsidiary	-	2,197,226
Purchase of plant and equipment	(1,364)	(724)
Payments on mining rental deposits	-	(976,545)
Payments on construction in progress	-	(651,030)

Net cash (used in) provided by investing activities	(1,364)	568,927

Cash flows from financing activities:
Proceeds from short-term bank borrowing	817,956	2,180,951
Repayments of short-term bank borrowing	(598,713)	(1,919,282)
Proceeds from loan payable	934,600	-
Repayments of loan payable	(131,450)	-
Proceeds from loan payable, related party	359,901	781,236
Repayments to loan payable, related party	(672,277)	(1,774,057)
Advance from (repayments to) a related party	8,157	(1,777)

Net cash provided by (used in) financing activities	718,174	(732,929)

Effect of exchange rate changes on cash and cash equivalents	733	(125,990)

NET CHANGE IN CASH AND CASH EQUIVALENTS	121,306	(7,260)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	113,055	248,983

CASH AND CASH EQUIVALENTS, END OF PERIOD	234,361	241,723

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$132,826	$89,248

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in	Subscription	Statutory	Accumulated other comprehensive	Accumulated	Total Stockholders’
	No. of shares	Amount	capital	receivable	reserve	income	deficits	Equity

Balance as of January 1, 2015	115,000,000	$11,500	$8,899,597	$(718,459)	$308,898	$432,256	$(7,742,914)	$1,190,878

Foreign currency translation adjustment	-	-	-	-	-	(1,561)	-	(1,561)

Net loss for the period	-	-	-	-	-	-	(2,004,019)	(2,004,019)

Balance as of June 30, 2015	115,000,000	$11,500	$8,899,597	$(718,459)	$308,898	$430,695	$(9,746,933)	$(814,702)

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

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

In the opinion of management, the consolidated balance sheet as of December 31, 2014 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2015 or for any future period.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

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

As of June 30, 2015, the Company suffered the accumulated deficits of $9,746,933 from prior years and suffered from a working capital deficit of $5,332,886. The continuation of the Company as a going concern is dependent upon the continuing financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations.

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

●

Proven or probable reserves

The definition of proven or probable reserves is set forth in SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. In addition, reserves cannot be considered proven or probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination. As of June 30, 2015, none of the Company’s mineralized resources met the definition of proven or probable reserves.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

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

With the above agreements, SBCL demonstrates its ability to control SSIC and JinGuan as the primary beneficiaries and the operating results of the VIEs was included in the condensed consolidated financial statements for the three and six months ended June 30, 2015 and 2014.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●

Prepaid mining rights

Prepaid mining rights represent certain amount of lease prepayment made for the operation of the mining license of Dayuan Gold Mine and are being amortized using a straight-line basis over its scheduled lease term.

The rent expense on prepaid mining rights for the three months ended June 30, 2015 and 2014 was $525,515 and $534,971, respectively.

The rent expense on prepaid mining rights for the six months ended June 30, 2015 and 2014 was $1,079,702 and $1,074,200, respectively.

As of June 30, 2015, the estimated annual amortization of the prepaid mining rights for the next five years and thereafter is as follows:

Years ending June 30:
2016	$2,167,915
2017	2,167,915
2018	628,483
2019	32,847
2020	32,847
Thereafter	49,271

Total:	$5,079,278

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

Depreciation expense for the three months ended June 30, 2015 and 2014 were $128,233 and $89,970, respectively.

Depreciation expense for the six months ended June 30, 2015 and 2014 were $256,818 and $182,976, respectively

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

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

For the three and six months ended June 30, 2015 and 2014, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2015, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	June 30, 2015	June 30, 2014
Period-end RMB:US$1 exchange rate	6.0888	6.1577
Period average RMB:US$1 exchange rate	6.1128	6.1441

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three and six months ended June 30, 2015, the Company operates in one reportable operating segment in the PRC.

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

●

Recent accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The guidance was effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years. In recent re-deliberations, the FASB approved a one-year deferral of the effective date of this guidance, such that it will be effective on January 1, 2018. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements, but does not expect the impact to be material.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period (Topic 718)”. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the potential impacts of the new standard on its existing share-based compensation plans, but does not expect the impact to be material.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 addresses management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. This guidance is effective for fiscal years ending after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements, but does not expect the impact to be material.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30)” which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements, but does not expect the impact to be material.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements, but does not expect the impact to be material.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE – 5  AMOUNT DUE TO A RELATED PARTY

As of June 30, 2015, amount due to a related party represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

NOTE – 6  LOANS PAYABLE, UNSECURED

As of June 30, 2015 and December 31, 2014, the Company also held the following short-term and long-term loans payable to third parties:

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	June 30, 2015	December 31, 2014

Loans payable to certain individuals and financial institution in the PRC, unsecured:

Equivalent to RMB3,000,000 (2014: RMB4,500,000) with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2016	$492,708	$735,414

Equivalent to RMB7,400,000 (2014: RMB 7,400,000) with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2016	1,215,346	1,209,348

Equivalent to RMB8,800,000 with interest rate free, payable at its maturity, due June 2016	1,445,277	-

Equivalent to RMB2,000,000 with interest rate free, payable at its maturity, due December 31, 2015	328,472	326,851

Equivalent to RMB5,000,000 with interest free, payable at its maturity, due December 31, 2015	-	817,127

Equivalent to RMB3,990,187 (2014:RMB 5,500,000) with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due July 17, 2015	655,332	898,840

Equivalent to RMB2,850,000 (2014:RMB5,000,000) with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due March 9, 2016	468,073	817,127

Equivalent to RMB5,000,00, with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due April 26, 2016	821,180	-

Equivalent to RMB1,218,818 (2014: RMB501,999) with effective interest rate at 8.97% per annum, payable with monthly principal and interest payments, due February 28, 2017	200,175	82,039

Equivalent to RMB479,645 with effective interest rate at 1.75% per month, payable with monthly principal and interest payments, due April 10, 2018	78,775	-

Equivalent to RMB448,319 with interest free, payable at its maturity, due December 31, 2015	73,630	-

Equivalent to RMB640,000 with interest free, payable at its maturity, due March 7, 2016	105,110	-

Equivalent to RMB324,709with interest free, payable at its maturity, due March 7, 2016	53,329	-

Total current and long-term liabilities	5,937,407	4,886,746
Less: long-term portion	(146,007)	(82,039)

Total current liabilities	$5,791,400	$4,804,707

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 8  NOTE PAYABLE, RELATED PARTY

As of June 30, 2015, the note due to Mr. Zhang, the director of the Company, which was unsecured, carried annual interest at Bank of China Benchmark Lending Rate and payable in a monthly installment. The interest expense to a related party amounted $60,282 and $41,731 for the six months ended June 30, 2015 and 2014, respectively.

NOTE – 9  INCOME TAXES

For the six months ended June 30, 2015 and 2014, the local (United States) and foreign components of (loss) profit before income taxes were comprised of the following:

	Six months ended June 30,
	2015	2014
Tax jurisdictions from:
– Local	$-	$-
– Foreign	(2,004,019)	(943,172)

Income (loss) before income taxes	$(2,004,019)	$(943,172)

The provision for income taxes consisted of the following:

Six months ended June 30,
	2015	2014
Current:
– Local	$-	$-
– Foreign, representing by:
Hong Kong	-	-
The PRC	-	-

Deferred:
– Local	-	-
– Foreign	-	-

Income tax expense	$-	$-

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Hong Kong

Golden Wide is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. For the six months ended June 30, 2015 and 2014, Golden Wide suffered from an operating loss of $299 and $299, respectively.

The PRC

The Company generated its income from its subsidiaries and VIEs operating in the PRC for the six months ended June 30, 2015 and 2014, which are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%. A reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2015 and 2014 is as follows:

	Six months ended June 30,
	2015	2014

(Loss) income before income taxes	$(1,993,206)	$(917,887)
Statutory income tax rate	25%	25%

Income tax expense at the statutory rate	(498,302)	(229,472)
Net operating loss not recognized as deferred tax asset	164,172	(234,481)
Non-deductible items	334,130	463,953

Income tax expense	$-	$-

As of June 30, 2015, the Company incurred $1,815,876 of aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $1,815,876 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE – 10  CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major customers

For the three and six months ended June 30, 2015, no revenue was generated during the period.

For the three and six months ended June 30, 2014, there was a single customer who accounted for 100% of the Company’s revenues with no accounts receivable balance at period-end, respectively.

A customer is located in the PRC.

(b)

Major vendors

Approximately 67% and 80% of the Company’s purchase for the three and six months ended June 30, 2015, respectively, were from one vendor (Vendor A) and $81,724 of accounts payable at June 30, 2015 were due from this vendor.

For the three and six months ended June 30, 2014, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30, 2014		June 30, 2014
Vendor	Purchases	Percentage of purchases	Accounts payable, trade

Vendor A	$424,060	100%	$288,578

		Six months ended June 30, 2014		June 30, 2014
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$616,253	71%	$288,578
Vendor B		252,564	21%	89,608

	Total:	$868,817	92%	$378,186

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

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

NOTE – 11  COMMITMENTS AND CONTINGENCIES

The Company is committed under several non-cancelable operating leases for office premises and mining rights with the terms ranging from 1 to 10 years, with fixed monthly rentals or scheduled payments. Total rent expenses (excluding amortization of prepaid mining rights) for the six months ended June 30, 2015 and 2014 was $59,668 and $59,285, respectively.

As of June 30, 2015, the Company has the aggregate future minimum rental payments due under these non-cancelable operating leases, as follows:

	Operating lease commitments
	Office premises	Mine operating rights	Total
Year ending June 30,
2016	$79,870	$-	$79,870
2017	-	7,201,747	7,201,747

Total:	$79,870	$7,201,747	$7,281,617

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

The Dayuan Mine commenced exploratory operation in July 2011. Mineral exploration was temporary halted in the Dayuan Mine during the Chinese New Year holiday in January and February 2014 and hence no gold concentrate was produced in these two months. In January 2015, the Safety Production Committee of the Longkou city government announced that all mines except coal mines were required to shut down operation during February 11, 2015 to March 5, 2015 for safety examination, technologies upgrade and maintenance. Hence the operation of Dayuan Mine was halted until March 31, 2015.

To further follow the rectification work on mine safety by the Longkou city government, for the three months ended June 30, 2015, the mineral exploration in the Dayuan Mine was halted again and there was no gold ore production during the period.

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

Others

On February 21, 2014, SSIC acquired 99% shareholdings of Daxinganling Yiguanyuan Mining Investment Company Limited (“DYM”) for a consideration of RMB4,000,000. DYM focuses on mine exploration in the Daxinganling area in the Heilongjiang Province in north-eastern part of China. DYM has signed a Memorandum of Understanding with Daxinganling Guolin Mining Company Limited, a wholly-owned subsidiary of the Daxinganling local government in July 2013, which stated that the two parties would cooperate together to explore the precious metals mines in the Daxinganling area. As of June 30, 2015, no exploratory work or other operating activities have been commenced.

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

The following tables set forth key components of our results of operations for the three months ended June 30, 2015 compared to the same period in 2014. All numbers referenced are in U.S. Dollars:

	Three months ended June 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Revenues, net:	$-	$847,485	(847,485)	(100%)

Cost of revenue	(755,438)	(1,878,521)	(1,123,083)	(60%)

Gross loss	(755,438)	(1,031,036)	(275,598)	(27%)
General and administrative expense	(137,951)	(184,108)	(46,157)	(25%)
Loss from operations	(893,389)	(1,215,144)	(321,755)	(26%)

Other income (expense)
Interest expense	(74,947)	(80,700)	(5,753)	(7%)
Interest income	48	125	(77)	(62%)

Loss before income taxes	(968,288)	(1,295,719)	(327,431)	(25%)
Income tax expenses	-	-	-
NET LOSS	$(968,288)	$(1,295,719)	(327,431)	(25%)
Other comprehensive income:
- Foreign currency translation adjustment	923	(117,262)	(118,185)	(101%)
COMPREHENSIVE LOSS	$(967,365)	$(1,412,981)	(445,616)	(32%)
Net loss per share – Basic and diluted	$(0.01)	$(0.01)

Weighted average common stock outstanding (Basic and diluted)	115,000,000	115,000,000

The following tables set forth key components of our results of operations for the six months ended June 30, 2015 compared to the same period in 2014. All numbers referenced are in U.S. Dollars:

	Six months ended June 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Revenues, net:	$-	$1,365,558	(1,365,558)	(100%)

Cost of revenue	(1,597,907)	(2,206,045)	(608,138)	(28%)

Gross loss	(1,597,907)	(840,487)	757,420	90%
General and administrative expense	(273,359)	(437,322)	(163,963)	(37%)
Loss from operations	(1,871,266)	(1,277,809)	593,457	46%

Other income (expense)
Interest expense	(132,825)	(119,907)	12,918	11%
Interest income	72	344	(272)	(79%)
Other income	-	454,200	(454,200)	(100%)
Loss before income taxes	(2,004,019)	(943,172)	1,060,847	112%
Income tax expenses	-	-	-
NET LOSS	$(2,004,019)	$(943,172)	1,060,847	112%
Other comprehensive income:
- Foreign currency translation adjustment	(1,561)	(240,964)	(239,403)	(99%)
COMPREHENSIVE LOSS	$(2,005,580)	$(1,184,136)	821,444	69%
Net loss per share – Basic and diluted	$(0.01)	$(0.01)

Weighted average common stock outstanding (Basic and diluted)	115,000,000	115,000,000

Revenue

We commenced gold mineral exploration activity in May 2009 and began selling of gold concentrate in July 2009. Gold concentrate is mainly sold to smelting plants in the Shandong Province, PRC.

For the three months ended June 30, 2015, the mineral exploration in the Dayuan Mine was halted because the mine was required to continue the rectification work on mine safety. There was no gold ore production and hence no revenue was recorded during the period.

For the six months ended June 30, 2015, the mineral exploration in the Dayuan Mine was halted because the mine was required to continue the rectification work on mine safety. There was no gold ore production and hence no revenue was recorded during the period.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2015 and 2014 were $755,438 and $1,878,521 respectively, and consisted primarily of direct materials, direct labor, extracting fees, and other operating overhead. The increase in cost of revenue was primarily attributable to the substantial increase in mining related depreciation and amortization.

Cost of revenue for the six months ended June 30, 2015 and 2014 were $1,597,907 and $2,206,045 respectively, and consisted primarily of direct materials, direct labor, extracting fees, and other operating overhead. The increase in cost of revenue was primarily attributable to the substantial increase in mining related depreciation and amortization.

Gross Loss

We recorded a gross loss of $755,438 for the three months ended June 30, 2015, a decrease of $275,598 or 27%, from the gross loss of $1,031,036 for the three months ended June 30, 2014. The decrease was mainly attributable to halted operation during the second quarter for 2015 and hence no revenue was recorded during the period.

We recorded a gross loss of $1,597,907 for the six months ended June 30, 2015, an increase of $757,420 or 90%, from the gross loss of $840,487 for the six months ended June 30, 2014. The decrease was mainly attributable to halted operation during the second quarter for 2015 and hence no revenue was recorded during the period.

General and Administrative Expenses

General and administrative expenses comprised mainly of salaries and staff welfare expenses, legal and professional fees, entertainment expenses, traveling and hotel accommodation expenses and office expenses. General and administrative expenses for the three months ended June 30, 2015, decreased by $46,157 or 25%, from $184,108 to $137,951, for the same comparable period in 2014.

General and administrative expenses comprised mainly of salaries and staff welfare expenses, legal and professional fees, entertainment expenses, traveling and hotel accommodation expenses and office expenses. General and administrative expenses for the six months ended June 30, 2015, decreased by $163,963 or 37%, from $437,322 to $273,359, for the same comparable period in 2014.

Income Tax Expense

Income tax expenses amounted to Nil for both the three months ended June 30, 2015 and 2014.

Income tax expenses amounted to Nil for both the six months ended June 30, 2015 and 2014.

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

The PRC

We have generated all of our income through our subsidiaries and VIEs operating in the PRC for the six months ended June 30, 2015. All entities in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%.

Net loss

We recorded a net loss of $968,288 for the three months ended June 30, 2015, a decrease in loss of $327,431 from $1,295,719 for the three months ended June 30, 3014. The decrease in loss was mainly attributable to the decrease in cost of revenue and general and administrative expenses.

We recorded a net loss of $2,004,019 for the six months ended June 30, 2015, an increase in loss of $1,060,847 from $943,172 for the six months ended June 30, 3014. The increase in loss was mainly attributable to the decrease in revenue.

Liquidity and Capital Resources

Our primary liquidity needs are to fund operational expenses, capital expenditures and potential acquisition of gold mining properties in the Shandong province. To date, we have financed our working capital requirements and capital expenditures through internally generated cash and capital contribution from our existing shareholders.

As of June 30, 2015, our current assets were $2,690,373, and our current liabilities were $8,023,259. Cash and cash equivalents totaled $234,361 as of June 30, 2015. Accumulated deficits at June 30, 2015 were $9,746,933.

Net cash used in operating activities was $596,237 for the six months ended June 30, 2015 as compared to net cash provided by operating activities of $282,732 for the six months ended June 30, 2014. Net cash used in operating activities decreased by $878,969 was primarily due to the net loss of $2,004,019 for the six months ended June 30, 2015.

Net cash used in investing activities amounted to $1,364 for the six months ended June 30, 2015 as compared to net cash provided by investing activities of $568,927 for the six months ended June 30, 2014. Net cash used in investing activities increased by $570,291 was primarily due to the absence of proceed from disposal of a subsidiary.

Net cash provided by financing activities amounted to $718,174 for the six months ended June 30, 2015 as compared to net cash used in financing activities of $732,929 for the six months ended June 30, 2014. Net cash used in financing activities decreased by $1,451,103 was primarily due to proceeds from loans payable and the decrease in repayments of loans payable, related party.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, financings or other relationships.

Amount Due to a Related Party

As of June 30, 2015, amount due to a related party represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

Commitments and Contingencies

The Company is committed under several non-cancelable operating leases for office premises and mining rights with the terms ranging from 1 to 10 years, with fixed monthly rentals or scheduled payments. Total rent expenses (excluding amortization of prepaid mining rights) for the six months ended June 30, 2015 and 2014 was $59,668 and $59,285, respectively.

As of June 30, 2015, the Company has the aggregate future minimum rental payments due under these non-cancelable operating leases, as follows:

	Operating lease commitments
	Office premises	Mine operating rights	Total
Year ending June 30,
2016	$79,870	$-	$79,870
2017	-	7,201,747	7,201,747

Total:	$79,870	$7,201,747	$7,281,617

Subsequent Events

The company evaluated subsequent events through the date the financial statements were issued and filed with this Form10-Q. There were no subsequent events that required recognition or disclosure.

Item 3.  Quantitative and qualitative disclosures about market risk

We are exposed to the following concentrations of risk:

(a) Major customers

For the three and six months ended June 30, 2015, no revenue was generated.

For the three and six months ended June 30, 2014, there was a single customer who accounted for 100% of the Company’s revenues with no accounts receivable balance at period-end, respectively.

A customer is located in the PRC.

(b) Major vendors

Approximately 67% and 80% of the Company’s purchase for the three and six months ended June 30, 2015, respectively, were from one vendor (Vendor A) and $81,724 of accounts payable at June 30, 2015 were due from this vendor.

For the three and six months ended June 30, 2015, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

	Three months ended June 30, 2015		June 30, 2015
Vendor	Purchases	Percentage of purchases	Accounts payable, trade

Vendor A	$424,060	100%	$288,578

		Six months ended June 30, 2015		June 30, 2015
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$616,253	71%	$288,578
Vendor B		252,564	21%	89,608

	Total:	$868,817	92%	$378,186

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of June 30, 2015, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 19, 2015.

China ShouGuan Mining Corporation , Registrant By: /s/ Feize Zhang Feize Zhang Chairman and Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated on August 19, 2015.

China ShouGuan Mining Corporation , Registrant By: /s/ Feize Zhang Feize Zhang Chairman and Principal Executive Officer By: /s/ Chengqing Tan Chengqing Tan Principal Financial Officer