Form 10-Q
period 2015-09-30
CHINA SHOUGUAN MINING Corp
filed 2015-11-23
CIK 1493893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER THE SECURITIES ACT OF 1933

For the Period ended September 30, 2015

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

Yes [   ]  No [X]

Issuer's revenues for the nine months ended September 30, 2015 were $0.

As of September 30, 2015, there were 115,000,000 shares of our common stock issued and outstanding. The Company is now quoting at OTCQB for the symbol CHSO. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the $0.0001 par value price per share paid for the shares is approximately $7,318.

DOCUMENTS INCORPORATED BY REFERENCE

Some exhibits required to be filed hereunder, are incorporated herein by reference to our original Form S-1 Registration Statement, filed under CIK No 0001493893 on July 1, 2010, and in amendments filed thereafter, on the SEC website at www.sec.gov.

PART I

ITEM 1. FINANCIAL STATEMENTS

CHINA SHOUGUAN MINING CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2015 And December 31, 2014 (Audited)	F-1

Condensed Consolidated Statements of Operations And Comprehensive Loss for the Three and Nine Months ended September 30, 2015 And 2014	F-2

Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2015 And 2014	F-3

Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months ended September 30, 2015	F-4

Notes to Condensed Consolidated Financial Statements	F-5 to F-17

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$ 167,512	$113,055
Deposits and prepayments	117,865	112,423
Trade receivable	83,945	347,428
Prepaid mining rights, current	2,077,497	2,157,215
Total current assets	2,446,819	2,730,121
Non-current assets:
Prepaid mining rights	2,577,466	3,975,602
Property, plant and equipment, net	2,466,025	2,940,136
Total Assets	$ 7,490,310	$9,645,859

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$ 181,508	$247,665
Loans payable, unsecured	5,017,235	4,804,707
Note payable, related party	1,431,128	849,035
Accrued liabilities and other payable	1,711,435	1,463,323
Total current liabilities	8,341,306	7,364,730
Long-term liabilities:
Loans payable, unsecured	105,055	82,039
Note payable, related party	854,496	1,008,212
Total long-term liabilities	959,551	1,090,251
Total liabilities	9,300,857	$8,454,981

Stockholders’ (deficit) equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized; 115,000,000 shares issued and outstanding, respectively	11,500	11,500
Additional paid-in capital	8,899,597	8,899,597
Subscription receivable	(718,459)	(718,459)
Statutory reserve	308,898	308,898
Accumulated other comprehensive income	468,827	432,256
Accumulated deficits	(10,780,910)	(7,742,914)

Total stockholders’ (deficit) equity	(1,810,547)	1,190,878

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$ 7,490,310	$9,645,859

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Revenues, net	$-	$554,157	$-	$1,919,715

Cost of revenue	(848,562)	(1,017,159)	(2,446,469)	(3,223,204)

Gross loss	(848,562)	(463,002)	(2,446,469)	(1,303,489)

Operating expenses:
General and administrative	(118,227)	(199,764)	(391,586)	(637,086)

Total operating expenses	(118,227)	(199,764)	(391,586)	(637,086)

Loss from operations	(966,789)	(662,766)	(2,838,055)	(1,940,575)

Other income (expense):
Interest expense	(67,215)	(99,786)	(200,040)	(219,693)
Interest income	27	95	99	439
Other income	-	-	-	454,200

Loss before income taxes	(1,033,977)	(762,457)	(3,037,996)	(1,705,629)

Income tax expense	-	-	-	-

NET LOSS	$(1,033,977)	$(762,457)	$(3,037,996)	$(1,705,629)

Other comprehensive income:
- Foreign currency translation gain (loss)	38,132	149,157	36,571	(91,807)

COMPREHENSIVE LOSS	$(995,845)	$(613,300)	$(3,001,425)	$(1,797,436)

Net loss per share – Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted average common shares outstanding – Basic and diluted	115,000,000	115,000,000	115,000,000	115,000,000

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,037,996)	$(1,705,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	377,520	285,445
Amortization of prepaid mining right	1,603,784	1,609,154
Gain on disposal of subsidiary	-	(454,200)
Changes in operating assets and liabilities:
Accounts receivable	257,989	(555,975)
Deposits and prepayments	(14,588)	(21,944)
Accounts payable	(58,676)	(113,754)
Accrued liabilities and other payable	310,329	160,348

Net cash used in operating activities	(561,638)	(796,555)

Cash flows from investing activities:
Proceed from disposal of a subsidiary	-	4,388,603
Purchase of plant and equipment	(1,350)	(651,862)
Payments on mining rental deposits	(315,897)	(975,245)

Net cash (used in) provided by investing activities	(317,247)	2,761,496

Cash flows from financing activities:
Proceeds from short-term bank borrowing	-	3,848,243
Repayments of short-term bank borrowing	(260,817)	(6,224,048)
Proceeds from loan payable	925,500	-
Repayments of loan payable	(236,360)	-
Proceeds from loan payable, related party	1,304,087	2,568,145
Repayments to loan payable, related party	(801,299)	(1,842,191)
Advance from (repayments to) a related party	8,103	(302,368)

Net cash provided by (used in) financing activities	939,214	(1,952,219)

Effect of exchange rate changes on cash and cash equivalents	(5,872)	22,961

NET CHANGE IN CASH AND CASH EQUIVALENTS	54,457	35,683

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	113,055	248,983

CASH AND CASH EQUIVALENTS, END OF PERIOD	$167,512	$284,666

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$200,041	$89,248

See accompanying notes to condensed consolidated financial statements

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in	Subscription	Statutory	Accumulated other comprehensive	Accumulated	Total stockholders’
	No. of shares	Amount	capital	receivable	reserve	income	deficits	(deficit) equity

Balance as of January 1, 2015	115,000,000	$11,500	$8,899,597	$(718,459)	$308,898	$432,256	$(7,742,914)	$1,190,878

Foreign currency translation adjustment	-	-	-	-	-	36,571	-	36,571

Net loss for the period	-	-	-	-	-	-	(3,037,996)	(3,037,996)

Balance as of September 30, 2015	115,000,000	$11,500	$8,899,597	$(718,459)	$308,898	$468,827	$(10,780,910)	$(1,810,547)

See accompanying notes to condensed consolidated financial statements.

F-4

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

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

In the opinion of management, the consolidated balance sheet as of December 31, 2014 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2015 or for any future period.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

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

As of September 30, 2015, the Company suffered the accumulated deficits of $10,780,910 from prior years and suffered from a working capital deficit of $5,894,487. The continuation of the Company as a going concern is dependent upon the continuing financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations.

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

●

Proven or probable reserves

The definition of proven or probable reserves is set forth in SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. In addition, reserves cannot be considered proven or probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination. As of September 30, 2015, none of the Company’s mineralized resources met the definition of proven or probable reserves.

●

Use of estimates

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

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

1.

Exclusive Technical Service and Business Consulting Agreement, SBCL has the exclusive right to provide to SSIC, JinGuan and DYM consulting services, including operational management, human resources management, research and development of the technologies related to the operations of SSIC, JinGuan and DYM. SSIC, JinGuan and DYM pays to SBCL annually consulting service fees in an amount equals to all of their revenue for such year. These agreements run for 10 year terms and are subject to automatic renewal for an additional 10 year term provided that no objection is made by both parties on the renewal;

2.

Exclusive Option Agreement, SBCL has the option to purchase SSIC, JinGuan and DYM all assets and ownership at any time;

3.

Equity Pledge Agreement, SSIC, JinGuan and DYM agree to pledge their legal interest to SBCL as a security for the obligations under the Exclusive Technical Service and Business Consulting Agreement;

4.

Proxy Agreement, SSIC, JinGuan and DYM irrevocably grant and entrust SBCL the right to exercise its voting and other stockholder’s right; and

5.

Operating Agreement, SBCL agrees to participate in the operations of SSIC, JinGuan and DYM in different aspects.

With the above agreements, SBCL demonstrates its ability to control SSIC and JinGuan as the primary beneficiaries and the operating results of the VIEs was included in the condensed consolidated financial statements for the three and nine months ended September 30, 2015 and 2014.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The rent expense on prepaid mining rights for the three months ended September 30, 2015 and 2014 was $524,082 and $534,954, respectively.

The rent expense on prepaid mining rights for the nine months ended September 30, 2015 and 2014 was $1,603,784 and $1,609,154, respectively.

As of September 30, 2015, the estimated annual amortization of the prepaid mining rights for the next five years and thereafter is as follows:

Years ending September 30:
2016	$2,077,497
2017	2,077,497
2018	374,061
2019	31,477
2020	31,477
Thereafter	62,954

Total:	$4,654,963

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

Depreciation expense for the three months ended September 30, 2015 and 2014 were $120,702 and $102,469, respectively.

Depreciation expense for the nine months ended September 30, 2015 and 2014 were $377,520 and $285,445, respectively

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

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

For the three and nine months ended September 30, 2015 and 2014, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2015, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	September 30, 2015	September 30, 2014
Period-end RMB:US$1 exchange rate	6.3538	6.1525
Period average RMB:US$1 exchange rate	6.1729	6.1523

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

●

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three and nine months ended September 30, 2015, the Company operates in one reportable operating segment in the PRC.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 5

LOANS PAYABLE, UNSECURED

As of September 30, 2015 and December 31, 2014, the Company also held the following short-term and long-term loans payable to third parties:

	September 30, 2015	December 31, 2014

Loans payable to certain individuals and financial institution in the PRC, unsecured:

Equivalent to RMB3,000,000 (2014: RMB4,500,000) with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2016	$472,158	$735,414

Equivalent to RMB7,400,000 (2014: RMB 7,400,000) with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2016	1,164,657	1,209,348

Equivalent to RMB8,800,000 with interest rate free, payable at its maturity, due June 2016	1,384,998	-

Equivalent to RMB2,000,000 with interest rate free, payable at its maturity, due December 31, 2015	314,772	326,851

Equivalent to RMB5,000,000 with interest free, payable at its maturity, due December 31, 2015	-	817,127

Equivalent to RMB 5,500,000 with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due July 17, 2016	612,232	898,840

Equivalent to RMB2,850,000 (2014:RMB5,000,000) with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due April 24, 2015	-	817,127

Equivalent to RMB5,000,00, with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due April 26, 2016	786,931	-

Equivalent to RMB1,054,850 (2014: RMB501,999) with effective interest rate at 8.97% per annum, payable with monthly principal and interest payments, due February 28, 2017	166,019	82,039

Equivalent to RMB436,443 with effective interest rate at 1.75% per month, payable with monthly principal and interest payments, due April 10, 2018	68,692	-

Equivalent to RMB640,000 with interest free, payable at its maturity, due March 7, 2016	100,726	-

Equivalent to RMB324,709with interest free, payable at its maturity, due March 7, 2016	51,105	-

Total current and long-term liabilities	5,122,290	4,886,746
Less: long-term portion	(105,055)	(82,039)

Total current liabilities	$5,017,235	$4,804,707

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 6

NOTE PAYABLE, RELATED PARTY

As of September 30, 2015, the note due to Mr. Zhang, the director of the Company, which was unsecured, carried annual interest at Bank of China Benchmark Lending Rate and payable in a monthly installment. The interest expense to a related party amounted $85,229 and $66,479 for the nine months ended September 30, 2015 and 2014, respectively.

NOTE – 7

INCOME TAXES

For the nine months ended September 30, 2015 and 2014, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Nine months ended September 30,
	2015	2014
Tax jurisdictions from:
– Local	$-	$-
– Foreign	(3,037,996)	(1,705,629)
Loss before income taxes	$(3,037,996)	$(1,705,629)

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

Hong Kong

Golden Wide is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. For the nine months ended September 30, 2015 and 2014, Golden Wide suffered from an operating loss of $1,235 and $1,235, respectively.

The PRC

The Company generated its income from its subsidiaries and VIEs operating in the PRC for the nine months ended September 30, 2015 and 2014, which are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%. A reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2015 and 2014 is as follows:

	Nine months ended September 30,
	2015	2014

Loss before income taxes	$(3,023,387)	$(1,667,008)
Statutory income tax rate	25%	25%

Income tax expense at the statutory rate	(755,847)	(416,752)
Net operating loss not recognized as deferred tax asset	260,521	310,012
Non-taxable income	-	(296,469)
Non-deductible items	495,326	403,209
Income tax expense	$-	$-

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of September 30, 2015, the Company incurred $2,049,939 of aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $2,049,939 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE – 8

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major customers

For the three and nine months ended September 30, 2015, no revenue was generated during the period.

For the three and nine months ended September 30, 2014, there was a single customer who accounted for 100% of the Company’s revenues with $555,957 accounts receivable balance at period-end.

A customer is located in the PRC.

(b)

Major vendors

For the three months ended September 30, 2015, there were no vendors who accounted for 10% or more of the Company’s purchases.

For the nine months ended September 30, 2015, there was a single vendor who accounted for 81% of the Company’s purchase with no accounts payable balance at period-end.

For the three and nine months ended September 30, 2014, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

	Three months ended September 30, 2014		September 30, 2014
Vendor	Purchases	Percentage of purchases	Accounts payable, trade

Vendor A	$343,644	100%	$170,743

		Nine months ended September 30, 2014		September 30, 2014
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$959,076	79%	$170,743
Vendor B		252,228	21%	89,684

	Total:	$1,211,304	100%	$260,427

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

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

NOTE – 9

COMMITMENTS AND CONTINGENCIES

The Company is committed under several non-cancelable operating leases for office premises and mining rights with the terms ranging from 1 to 10 years, with fixed monthly rentals or scheduled payments. Total rent expenses (excluding amortization of prepaid mining rights) for the nine months ended September 30, 2015 and 2014 was $75,417 and $88,173, respectively.

As of September 30, 2015, the Company has the aggregate future minimum rental payments due under these non-cancelable operating leases, as follows:

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Operating lease commitments
	Office premises	Mine operating rights	Total
Year ending September 30,
2016	$47,837	$-	$47,837
2017	-	6,594,479	6,594,479

Total:	$47,837	$6,594,479	$6,642,316

NOTE – 10

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

On February 21, 2014 SSIC acquired 99% shareholdings of Daxinganling Yiguanyuan Mining Investment Company Limited (“DYM”) for a consideration of RMB4,000,000. DYM focuses on mine exploration in the Daxinganling area in the Heilongjiang Province in north-eastern part of China. DYM has signed a Memorandum of Understanding with Daxinganling Guolin Mining Company Limited, a wholly-owned subsidiary of the Daxinganling local government in July 2013, which stated that the two parties would cooperate together to explore the precious metals mines in the Daxinganling area. As of September 30, 2015, no exploratory work or other operating activities have been commenced.

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

The Dayuan Mine commenced exploratory operation in July 2011. Mineral exploration was temporary halted in the Dayuan Mine during the Chinese New Year holiday in January and February 2014 and hence no gold concentrate was produced in these two months. In January 2015, the Safety Production Committee of the Longkou city government announced that all mines except coal mines were required to shut down operation during February 11, 2015 to March 5, 2015 for safety examination, technologies upgrade and maintenance. For the nine months ended September 30, 2015, the mineral exploration in the Dayuan Mine was halted again due to further restructuring and maintenance of the mine and there was no gold ore production during the period.

Currently we derive our revenue from the sales of non-refined gold concentrates extracted from Dayuan Mine. Our expenses are mainly amortization of mining rights, the direct costs associated with the operation and overhead expenses such as staff salaries, smelting and extracting fee, depreciation of mining plants and other general administrative expenses.

 At the moment, we are formulating an exploration plan and related timetable for the Dayuan mine. So far, there is no detailed plan to conduct exploration on the Dayuan Mine. The exploration programs of the Dayuan mines are currently funded by the internal fund generated from our operations and we continue to look for funding to finance the exploration programs of the mine.

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

The following tables set forth key components of our results of operations for the three months ended September 30, 2015 compared to the same period in 2014. All numbers referenced are in U.S. Dollars:

	Three months ended September 30,		Increase (Decrease)	% Increase (% Decrease)
	2015	2014
Revenues, net	$-	$554,157	(554,157)	(100%)

Cost of revenue	(848,562)	(1,017,159)	(168,597)	(17%)

Gross loss	(848,562)	(463,002)	385,560	83%
Operating expenses:
General and administrative	(118,227)	(199,764)	(81,537)	(41%)
Loss from operations	(966,789)	(662,766)	304,023	46%

Other income (expense):
Interest expense	(67,215)	(99,786)	32,571	(33%)
Interest income	27	95	(68)	(72%)
Other income	-	-
Loss before income taxes	(1,033,977)	(762,457)	271,520	36%
Income tax expenses	-	-	-	-
NET LOSS	$(1,033,977)	$(762,457)	271,520	36%
Other comprehensive income:
- Foreign currency translation adjustment	38,132	149,157	(111,025)	(74%)
COMPREHENSIVE LOSS	$(995,845)	$(613,300)	(382,545)	62%
Net loss per share – Basic and diluted	$(0.01)	$(0.01)
Weighted average common shares outstanding – Basic and diluted	115,000,000	115,000,000

The following tables set forth key components of our results of operations for the nine months ended September 30, 2015 compared to the same period in 2014. All numbers referenced are in U.S. Dollars:

	nine months ended September 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Revenues, net:	$-	$1,919,715	(1,919,715)	(100%)

Cost of revenue	(2,446,469)	(3,223,204)	(776,735)	(24%)

Gross loss	(2,446,469)	(1,303,489)	1,142,980	88%
General and administrative expense	(391,586)	(637,086)	(245,500)	(39%)
Loss from operations	(2,838,055)	(1,940,575)	897,480	46%

Other income (expense)
Interest expense	(200,040)	(219,693)	19,653	(9%)
Interest income	99	439	(340)	(77%)
Other income	-	454,200	(454,200)	(100%)
Loss before income taxes	(3,037,996)	(1,705,629)	1,332,367	78%
Income tax expenses	-	-	-	-
NET LOSS	$(3,037,996)	$(1,705,629)	1,332,367	78%
Other comprehensive income:
- Foreign currency translation adjustment	36,571	(91,807)	128,378	140%
COMPREHENSIVE LOSS	$(3,001,425)	$(1,797,436)	1,203,989	67%
Net loss per share – Basic and diluted	$(0.03)	$(0.01)

Weighted average common stock outstanding (Basic and diluted)	115,000,000	115,000,000

Revenue

We commenced gold mineral exploration activity in May 2009 and began selling of gold concentrate in July 2009. Gold concentrate is mainly sold to smelting plants in the Shandong Province, PRC.

For the three months ended September 30, 2015, the mineral exploration in the Dayuan Mine was halted because of mine restructuring and maintenance. There was no gold ore production and hence no revenue was recorded during the period.

For the nine months ended September 30, 2015, the mineral exploration in the Dayuan Mine was halted because of mine restructuring and maintenance. There was no gold ore production and hence no revenue was recorded during the period.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2015 and 2014 were $848,562 and $1,017,159 respectively, and consisted primarily of direct materials, direct labor, extracting fees, and other operating overhead. The decrease in cost of revenue was primarily attributable to the decrease in revenue during the period.

Cost of revenue for the nine months ended September 30, 2015 and 2014 were $2,446,469 and $3,223,204 respectively, and consisted primarily of direct materials, direct labor, extracting fees, and other operating overhead. The decrease in cost of revenue was primarily attributable to the decrease in revenue during the period.

Gross Loss

We recorded a gross loss of $848,562 for the three months ended September 30, 2015, an increase of $385,560 or 83%, from the gross loss of $463,002 for the three months ended September 30, 2014. The increase was mainly attributable to temporary cease of operation during the first three quarters in 2015 and hence no revenue was recorded during the period.

We recorded a gross loss of $2,446,469 for the nine months ended September 30, 2015, an increase of $1,142,980 or 88%, from the gross loss of $1,303,489 for the nine months ended September 30, 2014. The increase was mainly attributable to temporary cease of operation during the first three quarters in 2015 and hence no revenue was recorded during the period.

General and Administrative Expenses

General and administrative expenses comprised mainly of salaries and staff welfare expenses, legal and professional fees, entertainment expenses, traveling and hotel accommodation expenses and office expenses. General and administrative expenses for the three months ended September 30, 2015, decreased by $81,537 or 41%, from $199,764 to $118,227 for the same comparable period in 2014.

General and administrative expenses comprised mainly of salaries and staff welfare expenses, legal and professional fees, entertainment expenses, traveling and hotel accommodation expenses and office expenses. General and administrative expenses for the nine months ended September 30, 2015, decreased by $245,500 or 39%, from $637,086 to $391,586 for the same comparable period in 2014.

Income Tax Expense

Income tax expenses amounted to Nil for both the three months ended September 30, 2015 and 2014.

Income tax expenses amounted to Nil for both the nine months ended September 30, 2015 and 2014.

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

The PRC

We have generated all of our income through our subsidiaries and VIEs operating in the PRC for the nine months ended September 30, 2015. All entities in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%.

Net loss

We recorded a net loss of $1,033,977 for the three months ended September 30, 2015, an increase in loss of $271,520 from a net loss of $762,457 for the three months ended September 30, 2014. The increase in loss was mainly attributable to the decrease in revenue in 2015.

We recorded a net loss of $3,037,996 for the nine months ended September 30, 2015, an increase in loss of $1,332,367 from a net loss of $1,705,629 for the nine months ended September 30, 2014. The increase in loss was mainly attributable to the decrease in revenue in 2015.

Liquidity and Capital Resources

Our primary liquidity needs are to fund operational expenses, capital expenditures and potential acquisition of gold mining properties in the Shandong province. To date, we have financed our working capital requirements and capital expenditures through internally generated cash and capital contribution from our existing shareholders.

As of September 30, 2015, our current assets were $2,446,819, and our current liabilities were $8,341,306. Cash and cash equivalents totaled $167,512 as of September 30, 2015. Accumulated deficits at September 30, 2015 were $10,780,910.

Net cash used in operating activities was $561,638 for the nine months ended September 30, 2015 as compared to net cash used in operating activities of $796,555 for the nine months ended September 30, 2014. Net cash used in operating activities decreased by $234,917 was primarily due to the absence of loss on disposal of subsidiary and the increase in accounts receivable for the nine months ended September 30, 2015.

Net cash used in investing activities amounted to $317,247 for the nine months ended September 30, 2015 as compared to net cash provided by investing activities of $2,761,496 for the nine months ended September 30, 2014. Net cash used in investing activities increased by $3,078,743 was primarily due to the absence of proceed from disposal of a subsidiary.

Net cash provided by financing activities amounted to $939,214 for nine months ended September 30, 2015 as compared to net cash used in financing activities of $1,952,219 for the nine months ended September 30, 2014. Net cash provided by financing activities increased by $2,891,433 was primarily due to proceeds from loans payable and the decrease in repayments of short-term bank borrowing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, financings or other relationships.

Amount Due to a Related Party

As of September 30, 2015, amount due to a related party represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

Commitments and Contingencies

The Company is committed under several non-cancelable operating leases for office premises and mining rights with the terms ranging from 1 to 10 years, with fixed monthly rentals or scheduled payments. Total rent expenses (excluding amortization of prepaid mining rights) for the nine months ended September 30, 2015 and 2014 was $75,417 and $88,173, respectively.

As of September 30, 2015, the Company has the aggregate future minimum rental payments due under these non-cancelable operating leases, as follows:

	Operating lease commitments
	Office premises	Mine operating rights	Total
Year ending September 30,
2016	$47,837	$-	$47,837
2017	-	6,594,479	6,594,479

Total:	$47,837	$6,594,479	$6,642,316

Subsequent Events

The company evaluated subsequent events through the date the financial statements were issued and filed with this Form10-Q. There were no subsequent events that required recognition or disclosure.

Item 3.  Quantitative and qualitative disclosures about market risk

We are exposed to the following concentrations of risk:

(a)

Major customers

For the three and nine months ended September 30, 2015, no revenue was generated during the period.

For the three and nine months ended September 30, 2014, there was a single customer who accounted for 100% of the Company’s revenues with $555,957 accounts receivable balance at period-end.

A customer is located in the PRC.

(b)

Major vendors

For the three months ended September 30, 2015, there were no vendors who accounted for 10% or more of the Company’s purchases.

For the nine months ended September 30, 2015, there was a single vendor who accounted for 81% of the Company’s purchase with no accounts payable balance at period-end.

For the three and nine months ended September 30, 2014, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

	Three months ended September 30, 2014		September 30, 2014
Vendor	Purchases	Percentage of purchases	Accounts payable, trade
Vendor A	$343,644	100%	$170,743

		Nine months ended September 30, 2014		September 30, 2014
Vendor		Purchases	Percentage of purchases	Accounts payable, trade
Vendor A		$959,076	79%	$170,743
Vendor B		252,228	21%	89,684
	Total:	$1,211,304	100%	$260,427

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of September 30, 2015, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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