Form 10-K/A
period 2014-12-31
CHINA SHOUGUAN MINING Corp
filed 2016-03-10
CIK 1493893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-K

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 8, 2016, is solely to reply to the questions raised out by SEC to the Company in a letter dated November 5, 2015 (mainly on Item 9A: Controls and Procedures).

This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with the rules required by the SEC for information required to be disclosed, in this annual report, the Company’s management evaluated, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, the effectiveness and the operation of the Company’s disclosure controls and procedures. Based upon their evaluation of these disclosure controls and procedures, Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2014, the Company’s disclosure controls and procedures were effective for accumulating recording, processing, summarizing and communicating, to the Company’s management, to ensure timely decisions regarding disclosure information needed within the time periods specified in the SEC rules and forms.

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

This report does not include an attestation report by our independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permits the Company to only provide management’s report in this Form 10-K/A.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(2) Mr. Tsao's salary is HKD20,000 (or $2,578) per month in 2014.

(3) No salary was paid to JingfengLv in 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Feize Zhang	-	-	-	-	-	-	-	-	-
TerryTsao	-	-	-	-	-	-	-	-	-
JingfengLv	-	-	-	-	-	-	-	-	-

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Feize Zhang	$9,370	-	-	-	-	-	-

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2016.

China ShouGuan Mining Corporation , Registrant

By: /s/ Feize Zhang

Feize Zhang, Chairman and Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated on March 10, 2016.

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

Variable interest entity

The Company's subsidiary, SBCL entered into a series of amended agreements ("VIE agreements") amongst SSIC, JinGuan, DYM and the individual owners of SSIC, JinGuan and DYM and details of the VIE agreements are as follows :

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