Form 10-K
period 2015-12-31
CHINA SHOUGUAN MINING Corp
filed 2016-04-14
CIK 1493893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER THE SECURITIES ACT OF 1933

For the fiscal year ended December 31, 2015

Commission File No. 333-167964

CHINA SHOUGUAN MINING CORPORATION

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation

27-2513824

(IRS Employer Identification No.)

Suite 2606, Great China International Exchange Square,

No.1, Fuhua Road,

Futian District, Shenzhen

People’s Republic of China

Telephone 0086-755-82520008

Facsimile 0086-755-82520156

(Address and telephone number of registrant’s principal executive offices)

__________________________

Frank J. Hariton

1065 Dobbs Ferry Road

White Plain\s, New York

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

Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in PART I. ITEM 1A:. Risk Factors and PART II. ITEM 7 "Management's Discussion and Analysis or Plan of Operation" included herein.

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

On 21st February 2014 SSIC acquired 99% shareholdings of DaxinganlingYiguanyuan Mining Investment Company Limited (“DYM”) for a consideration of RMB4,000,000. DYM focuses on mine exploration in the Daxinganling area in the Heilongjiang Province in north-eastern part of China. DYM has signed a Memorandum of Understanding with DaxinganlingGuolin Mining Company Limited, a wholly-owned subsidiary of the Daxinganling local government in July 2013, which stated that the two parties would cooperate together to explore the precious metals mines in the Daxinganling area. As of December 31, 2015, no exploratory work or other operating activities have been commenced.

On 31st March 2014, the Company signed an agreement with YantaiJinjian Smelting Technology Limited (85%) and YantaiJihao Trading Limited (15%), where 100% interests in XinGuan (as defined below) which owned CunliJi Mine was transferred for a total consideration of RMB45,000,000. It resulted in a profit of RMB9,000,000 for the Company compared with the original acquisition consideration in 2010.

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

With the above agreements, SBCL demonstrates its ability to control SSIC, JinGuan and DYM as the primary beneficiaries and the operating results of the VIEs were included in the consolidated financial statements

Current Mining Property and Location

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

According to national requirements upon production ramp-up and technical updating of mines, the production capacity should be increased from 30,000 tons/year to 60,000 tons/year, besides the safety facilities should be updated in order to meet the national standards, which has made the normal production impossible in 2015, in addition the subsequent technical updating is expected to continue to the first half of the year in 2016.

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

Primary grinding takes place in a ball mill. The ground product from the primary grinding process is first put through a jigger to recover the coarse gold particles then classified in a screw classifier. Classifier underflow goes back to the ball mill. The overflow, sized at about 85% less than 0.074 mm, is then sent to flotation.  Flotation comprises a rougher stage and four cleaner stages on the rougher concentrate as well as three scavenger flotation stages to yield the final concentrates; The final concentrates are then dehydrated by thickening and the thickener underflow is then filtered.

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

Exploration geologists analyze and log the sample to ascertain the prospective mineralisation within the drilled orebody. A representative sample is taken from the sack, and is the sieved to remove excess dust. Once the desired sample has been washed and dried, exploration geologists will note the weight percentage of the desired minerals in the sample. The samples will be stored in plastic cutting boxes before further chemical analysis offsite. Samples of rocks or soil are then delivered to accredited laboratories for geochemical assay to determine metal contents and detect geochemical anomalies. One of our accredited laboratories is Shandong Zhaojin Geological Exploration Co., Ltd. (“Shandong Zhaojin”) Shandong Zhaojin is granted the license for mineral exploration, geological drilling and exploration and geological testing by Shandong Provincial Land Resources Department under the PRC government. For geochemical assay, rock and soil samples are crushed, powdered, fused or digested in acid and then analyzed using different analytical methods. Since there is always some loss of gold during the analytical procedure, the gold grade in the sample is believed unlikely to be overstated. All samples were collected, handled and analyzed by Shandong Zhaojin using the standard preparation procedures in accordance with the national standard GB/T1900-IS09000 "Quality management and quality assurance", which is considered adequate for the preliminary level of evaluation. Quality control of all mine exploration projects in China is executed under the administration of local exploration regulations, provincial regulations on exploration projects.

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

We primarily base on two standard criteria to assess potential acquisition targets. Firstly, whether the target mine is located on the major gold mineralization zone.  Secondly, whether the potential mine is located in an area with a “policy-friendly environment” in which we can operate the mine smoothly under a favorable policy environment.

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

On 21st February 2014 SSIC acquired 99% shareholdings of DaxinganlingYiguanyuan Mining Investment Company Limited (“DYM”) for a consideration of RMB4,000,000. DYM focuses on mine exploration in the Daxinganling area in the Heilongjiang Province in north-eastern part of China. DYM has signed a Memorandum of Understanding with DaxinganlingGuolin Mining Company Limited, a wholly-owned subsidiary of the Daxinganling local government in July 2013, which stated that the two parties would cooperate together to explore the precious metals mines in the Daxinganling area. As of December 31, 2015, no exploratory work or other operating activities have been commenced.

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

Messrs. Feize Zhang, our principal executive officer, Tan Chengqing, our principal financial officer, and Lv Jingfeng, our principal technical officer have extensive contacts and experience in the gold exploration and natural resource industry in China and we are dependent upon their abilities and services to develop and market our business. They are responsible for overseeing all of our day-to-day business operations in the PRC of our operating company, BSL, and its subsidiaries and VIEs, including the mining operations and negotiations for the sales of any gold concentrates extracted. We may not be able to retain these executive officers/managers for any given period of time. The loss of their services could have a material adverse effect upon our business operations, financial condition and results of operations. In addition, we must attract, recruit and retain a sizeable workforce of technically competent employees in the PRC to run our mining operations. Our ability to effectively implement our proposed business strategies and expand our operations will depend upon the successful recruitment and retention of additional highly skilled and experienced management and other key personnel in the PRC. If we cannot maintain highly experienced and skilled management teams, our business could fail and you could lose any investment you make in our shares.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We do not currently own any properties.

The Company’s headquarters is located in Futian District, Shenzhen, China. The office has been relocated. The new address is Suite 2606, Great China International Exchange Square, No 1 Fuhua Road, Futian District, Shenzhen, China. The monthly rental for the office is 63,870RMB, with a contract lease period from January 4, 2016 to January 31st, 2018.

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

Income Statement Data:	Years ended December 31,
	2015	2014

Revenues, net	$-	$2,469,529

Cost of revenue
Mining operating cost	(512,076)	(1,634,465)
Mining related depreciation and amortization	(2,600,595)	(2,530,302)
Total cost of revenue	(3,112,671)	(4,164,767)

Mining gross loss	(3,112,671)	(1,695,238)

Operating expenses:
General and administrative	(548,758)	(871,984)
Total operating expenses	(548,758)	(871,984)

Loss from operations	(3,661,429)	(2,567,222)

Other income (expense) :
Interest income	130	561
Interest expense	(262,911)	(282,885)
Other income	-	453,691

Loss before income taxes	(3,924,210)	(2,395,855)

Income tax expense	-	-

Loss from continuing operating	(3,924,210)	(2,395,855)
Loss from discontinued operations, net of taxes	-	-
NET LOSS	$(3,924,210)	$(2,395,855)

Other comprehensive income:
- Foreign currency translation gain	87,957	(56,240)

COMPREHENSIVE LOSS	$(3,836,253)	$(2,452,095)

Net loss per share– Basic and diluted	$(0.03)	$(0.02)

Balance Sheet Data:	As of December 31,
	2015	2014
Cash and cash equivalents	$40,488	$113,055
Total assets	$6,638,296	$9,645,859
Total liabilities	9,283,671	8,454,981
Total stockholders’ equity	(2,645,375)	1,190,878

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

The following table set forth key components of our results of operations for the year ended December 31, 2015 compared to the year ended December 31, 2014. All numbers referenced are in U.S. Dollars:

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014:

	Years ended December 31,		Increase	% Increase
	2015	2014	(Decrease)	(% Decrease)
Revenues, net	$-	$2,469,529	(2,469,529)	(100%)
Cost of revenue
Mining operating cost	(512,076)	(1,634,465)	1,122,389	(69%)
Mining related depreciation and amortization	(2,600,595)	(2,530,302)	(70,293)	3%
Total cost of revenue	(3,112,671)	(4,164,767)	1,052,096	(25%)
Mining gross loss	(3,112,671)	(1,695,238)	(1,417,433)	84%
Operating expenses:
General and administrative	(548,758)	(871,984)	323,226	(37%)
Total operating expenses	(548,758)	(871,984)	323,226	(37%)
Loss from operations	(3,661,429)	(2,567,222)	(1,094,207)	43%
Other income (expense) :
Interest income	130	561	(431)	(77%)
Interest expense	(262,911)	(282,885)	19,974	(7%)
Other income	-	453,691	(453,691)	(100%)
Loss before income taxes	(3,924,210)	(2,395,855)	(1,528,355)	64%
Income tax expense	-	-	NM	NM
Loss from continuing operating	(3,924,210)	(2,395,855)	(1,528,355)	64%
Loss from discontinued operations, net of taxes	-	-	NM	NM
NET LOSS	$(3,924,210)	$(2,395,855)	(1,528,355)	64%
Other comprehensive income:
- Foreign currency translation gain	87,957	(56,240)	144,197	(256%)
COMPREHENSIVE LOSS	$(3,836,253)	$(2,452,095)	(1,384,158)	56%
Net loss per share– Basic and diluted	$(0.03)	$(0.02)	(0.01)	50%

NM: Not meaningful

Net Revenues

We commenced gold mineral exploration activity in May 2009 and began selling of gold concentrate in July 2009. Gold concentrate is mainly sold to smelting plants in the Shandong Province, PRC. Apart from the selling of gold concentrate, we also provide mining consulting and technical services through our own experts.

Revenue for the years ended December 31, 2014 and 2013 comprised the following:

	Years ended December 31,
	2015	%	2014	%
Revenues, net	$-		$2,469,529
Cost of revenue
Mining operating cost	(512,076)	16%	(1,634,465)	39%
Mining related depreciation and amortization	(2,600,595)	84%	(2,530,302)	61%
Total cost of revenue	(3,112,671)	100%	(4,164,767)	100%
Mining gross loss	(3,112,671)		(1,695,238)
Gross loss margin	-		-69%

There was no revenue for the year ended December 31, 2015 compared to the revenue of $2,469,529 for the year ended December 31, 2014.

Cost of Revenue

Cost of revenue for the years ended December 31, 2015 and 2014 were $3,112,671 and $4,164,767 respectively, and consisted primarily of direct materials, direct labor, extracting fees, other operating overhead, and mining related depreciation and amortization.

Gross Loss

We recorded a mining gross loss of $3,112,671 for the year ended December 31, 2015, an increase of $1,417,433 or 84%, from gross loss of $1,695,238 for the year ended December 31, 2014. The increase was mainly attributable to the absence of revenue in 2015. For the year ended December 31, 2014, our gross loss margin for the sales of gold concentrate was 69%.

General and Administrative Expenses

General and administrative expenses comprised mainly of salaries and staff welfare expenses, legal and professional fees, entertainment expenses, traveling and hotel accommodation expenses and office expenses. General and administrative expenses for the year ended December 31, 2015, decreased by $323,326 or 37%, from $871,984 to $548,758 for the same comparable period in 2014.

Income Tax Expense

There was no income tax expense for the year ended December 31, 2015 and for the year ended December 31, 2014.

We have subsidiaries and VIEs that operated in various countries: United States, British Virgin Islands, Hong Kong and the People’s Republic of China that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

We are registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2015, we incurred $49,393 of aggregate net operating loss carryforward available to offset its taxable income for income tax purposes. We have provided for a full valuation allowance against the deferred tax assets of $16,794 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Islands

Under the current BVI law, BSL is not subject to tax on its income or profits.

Hong Kong

GWIL is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income.

The PRC

We generated income from our subsidiaries and VIEs operating in the PRC for the years ended December 31, 2015 and 2014. All entities in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. A reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2015 and 2014 is as follows:

	Years ended December 31,
	2015	2014

Loss before income taxes	$(3,907,904)	$(2,343,532)
Statutory income tax rate	25%	25%
Income tax expense at the statutory rate	(976,976)	(585,883)
Net operating loss not recognized as deferred tax asset	(976,976)	(586,357)
Non-deductible items	1,953,952	1,172,240
Tax adjustments		-
Income tax expense	$-	$-

The following table sets forth the significant components of the aggregate net deferred tax assets as of December 31, 2015 and 2014:

	As of December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards from the PRC	$2,251,466	$1,315,611
Less: valuation allowance	(2,251,466)	(1,315,611)
Deferred tax assets	$-	$-

As of December 31, 2015, we incurred $2,251,466 of aggregate net operating loss carryforward available to offset its taxable income for income tax purposes. We have provided for a full valuation allowance against the deferred tax assets of $2,251,466 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended December 31, 2015, the valuation allowance was increased by $935,855, primarily relating to net operating loss carryforward in the foreign tax regime.

Net Loss

We recorded a net loss of $3,924,210 for the year ended December 31, 2015, an increase of $1,528,355 from a net loss of $2,395,855 for the year ended December 31, 2014. The increase in net loss was mainly attributable to the increase in gross loss.

Liquidity and Capital Resources

Our primary liquidity needs are to fund operational expenses, capital expenditures and potential acquisition of gold mining properties in the Shandong province. To date, we have financed our working capital requirements and capital expenditures through internally generated cash and capital contribution from our existing shareholders.

As of December 31, 2015, our current assets were $2,326,976 and our current liabilities were $8,429,092. Cash and cash equivalents totaled $40,488 as of December 31, 2015. Stockholders’ equity at December 31, 2015 was $2,645,375.

Net cash used in operating activities was $1,994,326 for the year ended December 31, 2015 as compared to net cash provided by operating activities of $101,352 for the year ended December 31, 2014. Net cash used in operating activities increased by $2,095,678 was primarily due to the increase in net loss, increase in accounts receivable and decrease in accrued liabilities and other payable.

Net cash used in investing activities amounted to $314,972 for the year ended December 31, 2015 as compared to net cash provided by investing activities of $4,203,256 for the year ended December 31, 2014. Net cash used in investing activities increased by $4,518,228 was primarily due to the absence of proceed from the disposal of a subsidiary in 2015.

Net cash provided by financing activities amounted to $2,240,175 for the year ended December 31, 2015 as compared to net cash used in financing activities of $4,490,408 for the year ended December 31, 2014. Net cash provided by financing activities increased by $6,730,583, primarily due to the decrease in repayments to loans payable.

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

For the years ended December 31, 2015 and 2014, the Company contributed $0 and $0 to statutory reserve, respectively.

Commitments and Contingencies

We are committed under several non-cancelable operating leases for office premises and mining rights with the terms ranging from 1 to 10 years, with fixed monthly rentals or scheduled payments. Total rent expenses (excluding amortization of prepaid mining rights) for the years ended December 31, 2015 and 2014 was $103,722 and $117,314, respectively.

As of December 31, 2015, we have the aggregate future minimum rental payments due under various non-cancelable operating leases in the next four years:

	Operating lease commitments
	Office premises	Mine operating rights	Total
Year ending December 31,
2016	$18,652	$-	$18,652
2017	-	6,455,390	6,455,390

Total:	$18,652	$6,455,390	$6,474,042

Subsequent Events

In accordance with ASC Topic 855, “ Subsequent Events ”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, we have evaluated all events or transactions that occurred after December 31, 2015 up through the date we issued the audited consolidated financial statements.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s results of operations and liquidity and capital resources are based on our audited consolidated financial statements for the years ended December 31, 2015 and 2014, which have been prepared in accordance with U.S. GAAP. In connection with the preparation of consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. The assumptions, estimates and judgments included within these estimates are based on historical experience, current trends and other factors we believe to be relevant at the time the consolidated financial statements were prepared. On a regular basis, the accounting policies, assumptions, estimates and judgments are reviewed to ensure that the consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the assumptions and estimates, and such differences could be material.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to the following concentrations of risk:

(a) Major customers

For the years ended December 31, 2015 and 2014, the customers who account for 10% or more of the Company’s revenues and its outstanding balance at year-end date, are presented as follows:

	Year ended December 31, 2015		December 31, 2015
Customer	Revenue	Percentage of revenue	Accounts receivable, trade

Customer A	$-	-	$-

	Year ended December 31, 2014		December 31, 2014
Customer	Revenue	Percentage of revenue	Accounts receivable, trade

Customer A	$2,469,529	100%	$347,428

All of the Company’s customers are located in PRC.

(b) Major vendors

For the years ended December 31, 2015 and for 2014, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at year-end date, are presented as follows:

	Year ended December 31, 2015		December 31, 2015
Vendor	Purchases	Percentage of purchases	Accounts payable, trade

Vendor D	$389,172	100%	$-

		Year ended December 31, 2014		December 31, 2014
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$1,202,532	83%	$26,394
Vendor B		252,425	17%	90,175

	Total:	$1,454,957	100%	$116,569

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

Item 8. Financial Statements

The financial statements for the year ended December 31, 2015 and 2014 are included here in their entirety and can be found at the end of this annual report immediately following the Signatures on page 56.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures for the year ended December 31, 2015, or since inception.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with the rules required by the SEC for information required to be disclosed, in this annual report, the Company’s management evaluated, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, the effectiveness and the operation of the Company’s disclosure controls and procedures. Based upon their evaluation of these disclosure controls and procedures, Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2015, the Company’s disclosure controls and procedures were effective for accumulating recording, processing, summarizing and communicating, to the Company’s management, to ensure timely decisions regarding disclosure information needed within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Age	Position(s)
Feize Zhang Suite 2606, Great China International Exchange Square, No.1 Fuhua Road, Futian District, Shenzhen, PR China	48	Chairman, Principal Executive Officer

JingfengLv Room 501-505, Lantian International Building, 59 Changjiang Road, Development District, Yantai, PR China	57	Chief Technical Officer

Chengqing Tan Suite 2606, Great China International Exchange Square, No.1 Fuhua Road, Futian District, Shenzhen, PR China	36	Principal Financial Officer

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

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Feize Zhang CEO and Chairman (1) Chengqing Tan CFO (2) JingfengLv CTO (3)	2014 2015 2014 2015 2014 2015	$9,370 $9,264 $12,688 $12,545 $0 $0	- - - - - -	- - - - - -	- - - - - -	- - - - - -	- - - - - -	- - - - - -	- - - - - -

(1) Mr. Zhang's salary is RMB4,800 per month resulting in $9,2640 and $9,370 for 2015 and 2014, respectively.

(2) Mr. Chengqing Tan isRMB6,500 per month resulting in $12,545 and $12,688 for 2015 and 2014, respectively..

(3) No salary was paid to JingfengLv in 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Feize Zhang	-	-	-	-	-	-	-	-	-
Tan Chengqing	-	-	-	-	-	-	-	-	-
JingfengLv	-	-	-	-	-	-	-	-	-

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Feize Zhang	$9,264	-	-	-	-	-	-

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

		Percentage of
Name and Address of Beneficial Owner	Number of Shares	Ownership

Feize Zhang Suite 2606, Great China International Exchange Square, No.1 Fuhua Road, Futian District, Shenzhen, PR China	27,510,000	23.9%

JingfengLv Room 501-505, Lantian International Building, 59 Changjiang Road, Development District, Yantai, PR China	-	-

Glory Knight International Limited (1) 4C, BLK 32, Parc Versailles, Tai Po, New Territories, Hong Kong	8,752,000	7.6%

All Officers and Directors as a Group	36,262,000	31.5%

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

For the fiscal year ended December 31, 2015, HKCMCPA Company Limited billed $75,000 for the audit of our annual financial statements, the review of our Form 10-Q and 10-K filings and for the review of our registration statements.

For the fiscal year ended December 31, 2014, HKCMCPA Company limited billed $75,000 for the audit of our annual financial statements, the review of our Form 10-Q and 10-K filings and for the review of our registration statements.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2015 and 2014.

Tax Fees

For the fiscal years ended December 31, 2015 and 2014, HKCMCPA Company Limited billed no fees for tax compliance, tax advice and/or tax planning services.

All Other Fees

There were no fees billed by HKCMCPA Company Limited, other than for the services described above, for fiscal years 2015 and 2014.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2016.

China ShouGuan Mining Corporation , Registrant

By: /s/ Feize Zhang

Feize Zhang, Chairman and Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated on April 14, 2016.

China ShouGuan Mining Corporation, Registrant

By: /s/ Feize Zhang

Feize Zhang, Chairman and Principal Executive Officer

By: /s/ Chengqing Tan

Chengqing Tan, Principal Financial Officer

CHINA SHOUGUAN MINING CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

China ShouGuan Mining Corporation

We have audited the accompanying consolidated balance sheets of China ShouGuan Mining Corporation and its subsidiaries (“the Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders’ equity for the years ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited

Certified Public Accountants

Hong Kong, China

April 14, 2016

CHINA SHOUGUAN MINING CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2015	2014
AASSETS
Current assets:
Cash and cash equivalents	$40,488	$113,055
Accounts receivable	82,174	347,428
Deposits and prepayments	170,635	112,423
Prepaid mining rights, current	2,033,679	2,157,215

Total current assets	2,326,976	2,730,121

Non-current assets:
Prepaid mining rights, non-current	2,014,684	3,975,602
Property, plant and equipment, net	2,296,636	2,940,136
TOTAL ASSETS	$6,638,296	$9,645,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$208,264	$247,665
Loans payable, unsecured	5,988,363	4,804,707
Note payable, related party	1,665,190	849,035
Accrued liabilities and other payable	567,275	1,463,323

Total current liabilities	8,429,092	7,364,730

Long-term liabilities:
Note payable, related party	785,037	1,008,212
Loans payable, unsecured	69,542	82,039

Total long-term liabilities	854,579	1,090,251

Total liabilities	9,283,671	8,454,981

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized; 115,000,000 and 115,000,000 shares issued and outstanding, respectively	11,500	11,500
Additional paid-in capital	8,899,597	8,899,597
Subscription receivables	(718,459)	(718,459)
Statutory reserve	308,898	308,898
Accumulated other comprehensive income	520,213	432,256
Accumulated deficit	(11,667,124)	(7,742,914)

Total stockholders’ equity	(2,645,375)	1,190,878

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,638,296	$9,645,859

See accompanying notes to consolidated financial statements.

 CHINA SHOUGUAN MINING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2015	2014

Revenues, net	$-	$2,469,529

Cost of revenue
Mining operating cost	(512,076)	(1,634,465)
Mining related depreciation and amortization	(2,600,595)	(2,530,302)
Total cost of revenue	(3,112,671)	(4,164,767)

Mining gross loss	(3,112,671)	(1,695,238)

Operating expenses:
General and administrative	(548,758)	(871,984)
Total operating expenses	(548,758)	(871,984)

Loss from operations	(3,661,429)	(2,567,222)

Other income (expense) :
Interest income	130	561
Interest expense	(262,911)	(282,885)
Other income	-	453,691

Loss before income taxes	(3,924,210)	(2,395,855)

Income tax expense	-	-

Loss from continuing operating	(3,924,210)	(2,395,855)
Loss from discontinued operations, net of taxes	-	-
NET LOSS	$(3,924,210)	$(2,395,855)

Other comprehensive income:
- Foreign currency translation gain	87,957	(56,240)

COMPREHENSIVE LOSS	$(3,836,253)	$(2,452,095)

Net loss per share– Basic and diluted	$(0.03)	$(0.02)

Weighted average common shares outstanding	115,000,000	115,000,000

See accompanying notes to consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,924,210)	$(2,395,855)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property, plant and equipment	497,347	414,189
Amortization of prepaid mining rights	2,123,040	2,147,211
Gain on disposal of a subsidiary	-	(454,200)
Changes in operating assets and liabilities:
Accounts receivable	256,139	(345,817)
Deposits and prepayments	(71,340)	(9,391)
Accounts payable	(26,326)	(422,392)
Accrued liabilities and other payable	(848,976)	1,167,607

Net cash (used in) provided by operating activities	(1,994,326)	101,352

Cash flows from investing activities:
Proceed from disposal of subsidiary	-	5,856,031
Payments on leased mining rights	(313,631)	(1,000,405)
Purchase of plant and equipment	(1,341)	(652,370)

Net cash (used in) provided by investing activities	(314,972)	4,203,256

Cash flows from financing activities:
Proceeds from loans payable	918,862	4,989,914
Repayment to loans payable	595,820	(9,742,252)
Issuance of note to a related party	1,294,733	2,806,015
Repayment to a related party	(569,240)	(2,544,085)

Net cash provided by (used in)financing activities	2,240,175	(4,490,408)

Effect of exchange rate changes on cash and cash equivalents	(3,444)	49,872

NET CHANGE IN CASH AND CASH EQUIVALENTS	(72,567)	(135,928)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	113,055	248,983

CASH AND CASH EQUIVALENTS, END OF YEAR	$40,488	$113,055

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$198,606	$282,886

 See accompanying notes to consolidated financial statements.

 CHINA SHOUGUAN MINING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in capital	Subscription receivable	Statutory reserve	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity
	No. of shares	Amount

Balance as of January 1, 2014	115,000,000	$11,500	$8,899,597	$(718,459)	$645,781	$488,496	$(5,753,598)	$3,573,317
Disposal of subsidiary	-	-	-	-	((336,883)	-	406,539	69,656
Foreign currency translation adjustment	-	-	-	-	-	(56,240)	-	(56,240)
Net loss for the year	-	-	-	-	-	-	(2,395,855)	(2,395,855)
Balance as of December 31, 2014	115,000,000	$11,500	$8,899,597	$(718,459)	$308,898	$432,256	$(7,742,914)	$1,190,878

Foreign currency translation adjustment	-	-	-	-	-	87,957	-	87,957
Net loss for the year	-	-	-	-	-	-	(3,924,210)	(3,924,210)

Balance as of December 31, 2015	115,000,000	11,500	8,899,597	(718,459)	308,898	520,213	(11,667,124)	(2,645,375)

See accompanying notes to consolidated financial statements.

1.

ORGANIZATION AND BACKGROUND

China ShouGuan Mining Corporation (“CHSO” or “the Company”) was incorporated in the State of Nevada on May 4, 2010.

The Company, through its subsidiaries and variable interest entities, is principally engaged in the project management of gold mining operations in China. As of December 31, 2015, the Company commenced two mining projects, the Cunli Ji Gold Mine and the Dayuan Gold Mine which are located in Shandong Province, the PRC.

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

For the year ended December 31, 2015, the Company suffered from substantial losses with the accumulated deficit of $11,667,124 as of that date. The continuation of the Company is dependent upon the continuing financial support of shareholders and achieving the exploration for recognized mineral deposits and generating significant revenue from the commercial production. The actions involve certain development and exploratory strategies in these mines. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Exploration stage company

Despite the fact that the Company commenced its production in 2009, it is still considered an exploration stage company under the criteria set forth by the Securities and Exchange Commission (“SEC”) since it has not yet demonstrated the existence of proven or probable reserves, defined by SEC Industry Guide 7 at Dayuan Gold Mines. As a result, and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for exploration stage companies, all expenditures for exploration and evaluation of the Company’s properties are expensed as incurred until mineralized material is classified as proven or probable reserves. Accordingly, substantially all expenditures for mine development and mill construction have been expensed as incurred. Certain expenditures, such as for rolling stock or other general-purpose equipment, may be capitalized, subject to evaluation for possible impairment of the asset. As of December 31, 2015, none of the mineralized material at Dayuan Gold Mines met the SEC’s definition of proven or probable reserves. The Company expects to remain an exploration stage company for the foreseeable future, even though it has reached commercial production. The Company will not exit the exploration stage unless and until it demonstrates the existence of proven or probable reserves that meet SEC guidelines.

Proven or probable reserves

The definition of proven or probable reserves is set forth in SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. In addition, reserves cannot be considered proven or probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination. As of December 31, 2015, none of the Company’s mineralized resources met the definition of proven or probable reserves.

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

With the above agreements, SBCL demonstrates its ability to control SSIC, JinGuan and DYM as the primary beneficiaries and the operating results of the VIEs was included in the consolidated financial statements for the years ended December 31, 2015 and 2014.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. For the years ended December 31, 2015 and 2014, no allowance for doubtful accounts was provided.

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

Depreciation expense for the years ended December 31, 2015 and 2014 were $497,347 and $414,189, of which $477,555 and $373,555 were included in cost of revenue, respectively.

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

The Company is subject to VAT which is levied on the standard gold products at the standard rate of 17% on the invoiced value of sales. The Company’s VIE, JinGuan and DYM is granted with a preferential tax treatment under the Chinese tax law of the“Notice from Ministry of Finance and State Tax Bureau in Relation to Exemption of Value Added Tax on Gold Production” and “Notice regarding issues on Tax Policy on Gold Transaction”, whereas gold produced and sold by gold mining and smelting enterprises are exempted from VAT.

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

For the years ended December 31, 2015 and 2014, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2015 and 2014, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority. For the year ended December 31, 2015, the Company filed and cleared 2014 tax return with its local tax authority.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective year:

	2015	2014
Year-end RMB:US$1 exchange rate	6.4907	6.1190
Annual average RMB:US$1 exchange rate	6.2175	6.1475

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended December 31, 2015 and 2014, the Company operates in one reportable operating segment in the PRC.

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

On April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest—Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company elected to early adopt this standard which did not have a material impact on the Company's financial position or results of operations.

In July 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2015-11, Inventory—Simplifying the Measurement of Inventory (Topic 330). The amendments in this ASU require an entity to measure inventory that is not measured using the last-in, first-out (LIFO) or retail inventory methods at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) . Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

4.

DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following:

	As of December 31,
	2015	2014

Advances to employees	$83,530	$50,277
Prepaid operating expenses	68,896	37,051
Deposits	3,119	3,310
Other receivables	15,090	21,785
	$170,635	$112,423

5.

DAYUAN GOLD MINING PROJECT

	As of December 31,
	2015	2014

Prepaid mining rights – Dayuan Gold Mine	$13,929,005	$13,615,374
Less: accumulated amortization	(9,666,473)	(7,543,433)
Less: foreign translation adjustment	(214,169)	60,876
Net book value	$4,048,363	$6,132,817

The lease expense on prepaid operating lease for the years ended December 31, 2015 and 2014 was $2,123,040 and $2,147,211, respectively. As of December 31, 2015, the estimated annual amortization of the prepaid operating lease for the next five years and thereafter is as follows:

Years ending December 31 :
2016	$2,033,679
2017	1,868,320
2018	30,813
2019	30,813
2020	30,813
Thereafter	53,925

Total:	$4,048,363

6.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	As of December 31,
	2015	2014

Plant and machinery	$3,809,783	$3,809,783
Motor vehicles	182,816	182,816
Office equipment	94,954	94,329
Foreign translation adjustment	14,195	263,347
	4,101,748	4,350,275
Less: accumulated depreciation	(1,880,677)	(1,383,330)
Less: foreign translation adjustment	75,565	(26,809)
Property, plant and equipment, net	$2,296,636	$2,940,136

Depreciation expense for the years ended December 31, 2015 and 2014 were $497,347 and $414,189, of which $470,555 and $373,555 were included in cost of revenue, respectively.

LOANS PAYABLE, UNSECURED

As of December 31, 2015, the Company also held the following short-term and long-term loans payable to third parties:

	December 31, 2015	December 31, 2014

Loans payable to certain individuals and financial institution in the PRC, unsecured:

Equivalent to RMB3,000,000 (2014: RMB4,500,000) with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2016	$462,200	$735,414

Equivalent to RMB7,400,000 (2014: RMB 7,420,000) with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2016	1,140,093	1,209,348

E Equivalent to RMB8,800,000, interest rate free, payable at its maturity, due June 2016	1,355,786	-

Equivalent to RMB2,000,000 (2014: RMB 2,000,000) with interest rate free, payable at its maturity, due April 13, 2016	308,133	326,851

Equivalent to RMB5,000,000, interest free, payable at its maturity, due December 31, 2015	-	817,127

Equivalent to RMB3,740,000 (2014:RMB 5,500,000) with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due July 17, 2016	576,209	898,840

Equivalent to RMB2,850,000 (2014:RMB5,000,000) with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due April 24, 2016	-	817,127

Equivalent to RMB5,000,000 with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due April 26, 2016	770,333	-

Equivalent to RMB887,305 (2014: RMB501,999) with effective interest rate at 8.97% per annum, payable with monthly principal and interest payments, due February 28, 2017	136,704	82,039

Equivalent to RMB552,324 with effective interest rate at 1.75% per month, payable with monthly principal and interest payments, due April 10, 2018	85,094	-

Equivalent to RMB6,975,701, interest free, payable at its maturity, due June 30, 2016	1,074,723

Equivalent to RMB640,000, interest free, payable at its maturity, due March 7, 2016	98,602	-

Equivalent to RMB324,709, interest free, payable at its maturity, due March 7, 2016	50,028	-

Total current and long-term liabilities	6,057,905	4,886,746
Less: long-term portion	(69,542)	(82,039)

Total current liabilities	$5,988,363	$4,804,707

7.

NOTES PAYABLE, RELATED PARTIES

As of December 31, 2015, the loan due to Mr. Zhang, the director of the Company, which was unsecured, carried annual interest at Bank of China Benchmark Lending Rate and payable in a monthly installment. The interest expense to a related party amounted $38,437 and $21,661 for the years ended December 31, 2015 and 2014, respectively.

8.

ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued liabilities and other payable consist of the following:

	As of December 31,
	2015		2014

Deposits received	$		$	---
Interest payable		175,008		185,639
Salaries and welfare payable		67,836		35,010
Accrued operating expenses		87,994		24,597
Advance from third party		155,324		948,227
Other payables		81,113		269,850
		$567,275		$1,463,323

9.

STOCKHOLDERS’ EQUITY

On February 8, 2013, the Company entered into definitive agreement with an investor relating to the private placement of a total of 2,000,000 common stocks at a subscription price of $0.6 per share, for an aggregate gross cash purchase price of $1,200,000 under Regulation S.

On December 31, 2013, the Company cancelled 10,000,000 shares of its common stock issued.

As of December 31, 2015 and 2014, approximately $0.7 million of outstanding proceeds from the private placement are recorded as subscription receivable in the Company’s balance sheet. The Company does not expect to receive the proceeds from the private placement in the next twelve months.

As of December 31, 2015 and 2014, the Company had a total of 115,000,000 shares of its common stock issued and outstanding respectively.

10.

INCOME TAXES

For the years ended December 31, 2015 and 2014, the local (United States) and foreign components of loss from operations before income taxes were comprised of the following:

	Years ended December 31,
	2015	2014
Tax jurisdictions from:
- Local	$-	$-
- Foreign, representing
British Virgin Island	(14,952)	(47,653)
Hong Kong	(1,354)	(4,670)
The PRC	(3,907,904)	(2,343,532)
Loss before income taxes	$(3,924,210)	$(2,395,855)

The provision for income taxes consisted of the following:

Years ended December 31,
	2015	2014
Current:
- Local	$-	$-
- Foreign, The PRC	-	-

Deferred:
- Local	-	-
- Foreign	-	-
Income tax expense	$-	$-

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, BVI, Hong Kong and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2015, the Company incurred $49,393 of aggregate net operating loss carryforward available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $16,794 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Island

Under the current BVI law, BSL is not subject to tax on its income or profits.

Hong Kong

GWIL is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income.

The PRC

The Company generated its income from its subsidiaries and VIEs operating in the PRC for the years ended December 31, 2015 and 2014. All entities in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. A reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2015 and 2014 is as follows:

	Years ended December 31,
	2015	2014
Loss before income taxes	$(3,907,904)	$(2,343,532)
Statutory income tax rate	25%	25%
Income tax expense at the statutory rate	(976,976)	(585,883)
Net operating loss not recognized as deferred tax asset	(976,976)	(586,357)
Non-deductible items	1,953,952	1,172,240
Tax adjustments		-
Income tax expense	$-	$-

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2015 and 2014:

	As of December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards from the PRC	$2,251,466	$1,315,611
Less: valuation allowance	(2,251,466)	(1,315,611)
Deferred tax assets	$-	$-

As of December 31, 2015, the Company incurred $2,251,466 of aggregate net operating loss carryforward available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $2,251,466 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended December 31, 2015, the valuation allowance was increased by $935,855, primarily relating to net operating loss carryforward in the foreign tax regime.

11.

NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2015 and 2014:

	Years ended December 31,
	2015	2014

Net loss attributable to common stockholders	$(3,924,210)	$(2,395,855)

Weighted average common shares outstanding	115,000,000	115,000,000

Basic net loss per share	$(0.03)	$(0.02)
Diluted net loss income per share	$(0.03)	$(0.02)

12.

CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of its subsidiaries in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $12,004 and $18,240 for the years ended December 31, 2015 and 2014, respectively.

13.

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

For the years ended December 31, 2015 and 2014, the Company contributed $0 and $0 to statutory reserve, respectively.

14.

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the years ended December 31, 2015 and 2014, the customers who account for 10% or more of the Company’s revenues and its outstanding balance at year-end date, are presented as follows:

	Year ended December 31, 2015		December 31, 2015
Customer	Revenue	Percentage of revenue	Accounts receivable, trade

Customer A	$-	-	$-

	Year ended December 31, 2014		December 31, 2014
Customer	Revenue	Percentage of revenue	Accounts receivable, trade

Customer A	$2,469,529	100%	$347,428

All of the Company’s customers are located in PRC.

(b) Major vendors

For the years ended December 31, 2015 and for 2014, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at year-end date, are presented as follows:

	Year ended December 31, 2015		December 31, 2015
Vendor	Purchases	Percentage of purchases	Accounts payable, trade

Vendor D	$389,172	100%	$-

		Year ended December 31, 2014		December 31, 2014
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$1,202,532	83%	$26,394
Vendor B		252,425	17%	90,175

	Total:	$1,454,957	100%	$116,569

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

15.

COMMITMENTS AND CONTINGENCIES

The Company is committed under several non-cancelable operating leases for office premises and mining rights with the terms ranging from 1 to 10 years, with fixed monthly rentals or scheduled payments. Total rent expenses (excluding amortization of prepaid mining rights) for the years ended December 31, 2015 and 2014 was $103,722 and $117,314, respectively.

As of December 31, 2015, the Company has the aggregate future minimum rental payments due under various non-cancelable operating leases in the next two years:

	Operating lease commitments
	Office premises	Mine operating rights	Total
Year ending December 31,
2016	$18,652	$-	$18,652
2017	-	6,455,390	6,455,390

Total:	$18,652	$6,455,390	$6,474,042

16.

SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “ Subsequent Events ”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2015 up through the date the Company issued the audited consolidated financial statements.