Form 10-Q
period 2016-03-31
CHINA SHOUGUAN MINING Corp
filed 2016-05-23
CIK 1493893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER THE SECURITIES ACT OF 1933

For the Period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]  No [X]

Issuer's revenues for the three months ended March 31, 2016 were $0.

As of March 31, 2016, there were 115,000,000 shares of our common stock issued and outstanding. The Company is now quoting at OTCQB for the symbol CHSO. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the $0.0001 par value price per share paid for the shares is approximately $7,318.

DOCUMENTS INCORPORATED BY REFERENCE

Some exhibits required to be filed hereunder, are incorporated herein by reference to our original Form S-1 Registration Statement, filed under CIK No 0001493893 on July 1, 2010, and in amendments filed thereafter, on the SEC website at www.sec.gov.

PART I

ITEM 1. FINANCIAL STATEMENTS

CHINA SHOUGUAN MINING CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2016 And December 31, 2015 (Audited)	F-1

Condensed Consolidated Statements of Operations And Comprehensive Loss for the Three Months ended March 31, 2016 and 2015	F-2

Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2016 And 2015	F-3

Condensed Consolidated Statement of Stockholders’ Equity for the Three Months ended March 31, 2016	F-4

Notes to Condensed Consolidated Financial Statements	F-5 to F-15

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$285,328	40,488
Deposits and prepayments	1,691,094	170,635
Account Receivable	82,719	82,174
Prepaid mining rights, current	2,047,178	2,033,679
Total current assets	4,106,319	2,326,976

Non-current assets:
Prepaid mining rights	1,516,262	2,014,684
Property, plant and equipment, net	2,198,254	2,296,636
TOTAL ASSETS	$7,820,835	6,638,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$209,647	208,264
Loans payable, unsecured	9,898,272	5,988,363
Note payable, related party	121,541	1,665,190
Accrued liabilities and other payable	403,782	567,275

Total current liabilities	10,633,242	8,429,092

Long-term liabilities:
Note payable, related party	740,001	785,037
Loans payable, unsecured	132,963	69,542

Total long-term liabilities	872,964	854,579

Total liabilities	$11,506,206	9,283,671

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.0001 par value; 300,000,000 shares authorized; 115,000,000 and 115,000,000 shares issued and outstanding, respectively	11,500	11,500
Additional paid-in capital	8,899,597	8,899,597
Subscription receivable	(718,459)	(718,459)
Statutory reserve	308,898	308,898
Accumulated other comprehensive income	489,451	520,213
Accumulated deficits	(12,676,358)	(11,667,124)

Total stockholders’ equity	(3,685,371)	(2,645,375)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,820,835	6,638,296

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2016	2015

Revenues, net:	$-	$-

Cost of revenue
Mining operating cost	-	(185,133)
Mining related depreciation and amortization	(716,078)	(657,336)
	(716,078)	(842,469)

Gross loss	(716,078)	(842,469)

Operating expenses:
General and administrative	(208,924)	(135,408)
Total operating expenses	(208,924)	(135,408)

Loss from operations	(925,002)	(977,877)

Other income (expense):
Interest expense	(84,291)	(57,878)
Interest income	59	24

Loss before income taxes	(1,009,234)	(1,035,731)

Income tax expense	-	-

NET LOSS	$(1,009,234)	$(1,035,731)

Other comprehensive loss:
- Foreign currency translation loss	(30,762)	(2,484)

COMPREHENSIVE LOSS	$(1,039,996)	$(1,038,215)

Net loss per share – Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding – Basic and diluted	115,000,000	115,000,000
		-

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2016	-	2015
Cash flows from operating activities:
Net loss	$(1,009,234)		$(1,035,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	115,213		128,585
Amortization of prepaid mining right	802,817		537,827
Changes in operating assets and liabilities:
Accounts receivable	-		129,167
Deposits and prepayments	(1,498,319)		(27,240)
Accounts payable	-		3,012
Accrued liabilities and other payable	(164,862)		(162,587)

Net cash used in operating activities	(1,754,385)		(426,967)

Cash flows from investing activities:
Payments on leased mining rights	(298,189)		-
Purchase of plant and equipment	(3,178)		(633)

Net cash used in investing activities	(301,367)		(633)

Cash flows from financing activities:
Proceeds from short-term bank borrowing	-		464,487
Proceeds from loans payable	5,285,294		537,827
Repayment to loans payable	(2,978,494)		(79,004)
Proceeds from related party note	1,230,987		219,698
Repayment of related party note	(1,240,882)		(705,532)

Net cash provided by financing activities	2,296,905		437,476

Effect of exchange rate changes on cash and cash equivalents	3,687		71

NET CHANGE IN CASH AND CASH EQUIVALENTS	244,840		9,947

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,488		113,055

CASH AND CASH EQUIVALENTS, END OF PERIOD	$285,328		$123,002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$84,291		$57,878
Cash paid for income tax	$-		$-

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in capital	Subscription receivable	Statutory reserve	Accumulated other comprehensive income	Accumulated deficits	Total stockholders’ deficit
	No. of shares	Amount

Balance as of January 1, 2016	115,000,000	$11,500	$8,899,597	$(718,459)	$308,898	$520,213	$(11,667,124)	$(2,645,375)

Foreign currency translation adjustment	-	-	-	-	-	(30,762)	-	(30,762)

Net loss for the period	-	-	-	-	-	-	(1,009,234)	(1,009,234)
Balance as of March 31, 2016	115,000,000	$11,500	$8,899,597	$(718,459)	$308,898	$489,451	$(12,676,358)	$(3,685,371)

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

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

In the opinion of management, the consolidated balance sheet as of December 31, 2015 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2016 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2015.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2016

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

As of March 31, 2016, the Company suffered the accumulated deficits of $12,676,358 from prior years and suffered from a working capital deficit of $6,526,923. The continuation of the Company as a going concern is dependent upon the continuing financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations.

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

●

Exploration stage company

Despite the fact that the Company commenced its production in 2009, it is still considered an exploration stage company under the criteria set forth by the Securities and Exchange Commission (“SEC”) since it has not yet demonstrated the existence of proven or probable reserves, defined by SEC Industry Guide 7 at Dayuan Gold Mines. As a result, and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for exploration stage companies, all expenditures for exploration and evaluation of the Company’s properties are expensed as incurred until mineralized material is classified as proven or probable reserves. Accordingly, substantially all expenditures for mine development and mill construction have been expensed as incurred. Certain expenditures, such as for rolling stock or other general-purpose equipment, may be capitalized, subject to evaluation for possible impairment of the asset. As of March 31, 2016, none of the mineralized material at Dayuan Gold Mines met the SEC’s definition of proven or probable reserves. The Company expects to remain an exploration stage company for the foreseeable future, even though it has reached commercial production. The Company will not exit the exploration stage unless and until it demonstrates the existence of proven or probable reserves that meet SEC guidelines.

●

Proven or probable reserves

The definition of proven or probable reserves is set forth in SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. In addition, reserves cannot be considered proven or probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination. As of March 31, 2016, none of the Company’s mineralized resources met the definition of proven or probable reserves.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2016

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

With the above agreements, SBCL demonstrates its ability to control SSIC and JinGuan as the primary beneficiaries and the operating results of the VIEs was included in the condensed consolidated financial statements for the three months ended March 31, 2016 and 2015.

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

The rent expense on prepaid mining rights for the three months ended March 31, 2016 and 2015 was $504,628 and $537,827, respectively. As of March 31, 2016, the estimated annual amortization of the prepaid mining rights for the next five years and thereafter is as follows:

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Period ending March 31:
2017	1,535,383
2018	1,880,722
2019	31,017
2020	31,017
2021	31,017
Thereafter	54,284

Total:	$3,563,440

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

Depreciation expense for the three months ended March 31, 2016 and 2015 were $115,213 and $128,585, respectively.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2016

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

For the three months ended March 31, 2016 and 2015, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2016, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

●

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic (loss) income per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	March 31, 2016	March 31, 2015
Period-end RMB:US$1 exchange rate	6.44790	6.1091
Period average RMB:US$1 exchange rate	6.53947	6.1358

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

●

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three months ended March 31, 2016 and 2015, the Company operates in one reportable operating segment in the PRC.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2016

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

NOTE – 5

AMOUNT DUE TO A RELATED PARTY

As of March 31, 2016, amount due to a related party represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

NOTE – 6

LOANS PAYABLE, UNSECURED

As of March 31, 2016 and December 31, 2015, the Company also held the following short-term and long-term loans payable to third parties:

	March 31, 2016	December 31, 2015

Loans payable to certain individuals and financial institution in the PRC, unsecured:

Equivalent to RMB3,000,000 (2015: RMB 3,000,000) with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2016	$465,268	$462,200

Equivalent to RMB7,400,000 (2015: RMB 7,400,000) with interest rate at 2.7% per annum, payable at its maturity, due May 7, 2016	1,147,660	1,140,093

Equivalent to RMB5,800,000 (2015: RMB 8,800,000) with interest rate free, payable at its maturity, due June 2016	899,517	1,355,786

Equivalent to RMB2,000,000 (2015: RMB 2,000,000) with interest rate free, payable at its maturity, due April 13, 2016	310,179	308,133

Equivalent to RMB3,740,000 (2015: RMB 3,740,000) with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due July 17, 2016	556,770	576,209

Equivalent to RMB5,000,000 with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due April 26, 2016	775,447	770,333

Equivalent to RMB60,892 (2015: 887,305) with effective interest rate at 8.97% per annum, payable with monthly principal and interest payments, due February 28, 2017	9,444	136,704

Equivalent to RMB378,800 (2015:552,324) with effective interest rate at 1.75% per month, payable with monthly principal and interest payments, due April 10, 2018	58,748	85,094

Equivalent to RMB29,000,000 with effective interest rate at 4.79% per annum, payable with monthly principal and interest payments, due December 29, 2016	4,497,588	-

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Equivalent to RMB6,975,701, interest free, payable at its maturity due June 30, 2016	-	1,074,723

Equivalent to RMB640,000, interest free, payable at its maturity, due March 7, 2018	99,256	98,602

Equivalent to RMB324,709, interest free, payable at its maturity, due March 7, 2017	50,359	50,028

Equivalent to RMB1,486,000, interest free, payable at its maturity, due March 11, 2017	230,463	-

Equivalent to RMB6,000,000, interest free, payable at its maturity, due July 17, 2016	930,536	-

Total current and long-term liabilities	10,031,235	6,057,905
Less: long-term portion	(132,963)	(69,542)

Total current liabilities	$9,898,272	$5,988,363

NOTE – 7

NOTE PAYABLE, RELATED PARTY

As of March 31, 2016, the note due to Mr. Zhang, the director of the Company, which was unsecured, carried annual interest at Bank of China Benchmark Lending Rate and payable in a monthly installment. The interest expense to a related party amounted $12,343 and $22,814 for the three months ended March 31, 2016 and 2015, respectively.

NOTE – 8

INCOME TAXES

For the three months ended March 31, 2016 and 2015, the local (United States) and foreign components of (loss) profit before income taxes were comprised of the following:

	Three months ended March 31,
	2016	2015
Tax jurisdictions from:
– Local	$-	$-
– Foreign	(1,009,234)	(1,035,731)
Loss before income taxes	$(1,009,234)	$(1,035,731)

The provision for income taxes consisted of the following:

Three months ended March 31,
	2016	2015
Current:
– Local	$-	$-
– Foreign, representing by:
Hong Kong	-	-
The PRC	-	-

Deferred:
– Local	-	-
– Foreign	-	-
Income tax expense	$-	$-

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

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

Hong Kong

Golden Wide is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. For the three months ended March 31, 2016 and 2015, Golden Wide suffered from an operating loss of $0 and $168, respectively.

The PRC

The Company generated its income from its subsidiaries and VIEs operating in the PRC for the three months ended March 31, 2016 and 2015, which are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%. A reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2016 and 2015 is as follows:

	Three months ended March 31,
	2016	2015

Loss before income taxes	$(1,008,459)	$(1,030,615)
Statutory income tax rate	25%	25%

Income tax expense at the statutory rate	(252,114)	(257,654)
Net operating loss not recognized as deferred tax asset	(252,114)	91,051
Non-deductible items	504,228	166,603
Income tax expense	$-	$-

As of March 31, 2016, the Company incurred $1,571,307 of aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $1,571,307 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE – 9

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major customers

For the three months ended March 31, 2016, there was no revenue generated.

(b)

Major vendors

For the three months ended March 31, 2016, there was no purchase incurred.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

For the three months ended March 31, 2015, there was a single vendor who accounted for 85% of the Company’s purchase with $158,351 accounts payable balance at period-end.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 10

COMMITMENTS AND CONTINGENCIES

The Company is committed under several non-cancelable operating leases for office premises and mining rights with the terms ranging from 1 to 10 years, with fixed monthly rentals or scheduled payments. Total rent expenses (excluding amortization of prepaid mining rights) for the three months ended March 31, 2016 and 2015 was $42,205 and $27,966, respectively.

As of March 31, 2016, the Company has the aggregate future minimum rental payments of $6,498,240 due under these non-cancelable operating leases in the next twelve months:

	Operating lease commitments
	Office premises	Mine operating rights	Total
Period ending March 31,
2017	$120,146	$6,498,240	$6,618,386
2018	99,056	-	99,056

Total:	$219,202	$6,498,240	$6,717,442

NOTE – 11

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

Others

On February 21, 2014, SSIC acquired 99% shareholdings of Daxinganling Yiguanyuan Mining Investment Company Limited (“DYM”) for a consideration of RMB4,000,000. DYM focuses on mine exploration in the Daxinganling area in the Heilongjiang Province in north-eastern part of China. DYM has signed a Memorandum of Understanding with Daxinganling Guolin Mining Company Limited, a wholly-owned subsidiary of the Daxinganling local government in July 2013, which stated that the two parties would cooperate together to explore the precious metals mines in the Daxinganling area. As of March 31, 2016, no exploratory work or other operating activities have been commenced.

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

The following tables set forth key components of our results of operations for the three months ended March 31, 2016 compared to the same period in 2015. All numbers referenced are in U.S. Dollars:

	Three months ended March 31,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Revenues, net:	$-	$-

Cost of revenue	(716,078)	(842,469)	126,391	-15%

Gross loss	(716,078)	(842,469)	126,391	-15%
General and administrative expense	(208,924)	(135,408)	(73,516)	54%
Loss from operations	(925,002)	(977,877)	52,875	-5%

Other income (expense)
Interest expense	(84,291)	(57,878)	(26,413)	46%
Interest income	59	24	35	146%
Other income	-	-
Loss before income taxes	(1,009,234)	(1,035,731)	26,497	-3%
Income tax expenses	-	-
NET LOSS	$(1,009,234)	$(1,035,731)	26,497	-3%
Other comprehensive income:
- Foreign currency translation adjustment	(30,762)	(2,484)	(28,278)	1138%
COMPREHENSIVE LOSS	$(1,039,996)	$(1,038,215)	(1,781)	0.2%
Net loss per share – Basic and diluted	$(0.01)	$(0.01)

Weighted average common stock outstanding (Basic and diluted)	115,000,000	115,000,000

Revenue

We commenced gold mineral exploration activity in May 2009 and began selling of gold concentrate in July 2009. Gold concentrate is mainly sold to smelting plants in the Shandong Province, PRC.

For the three months ended March 31, 2016, the mineral exploration in the Dayuan Mine was halted due to the reason that according to national requirements upon production ramp-up and technical updating of mines, the production capacity should be increased from 30,000 tons/year to 60,000 tons/year, besides the safety facilities should be updated in order to meet the national standards, which has made the normal production impossible in 2015, in addition the subsequent technical updating is expected to continue till the middle of 2016. Hence there was no gold ore production and no revenue was recorded during the period.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2016 and 2015 were $716,078 and $842,469 respectively, and consisted primarily of direct materials, direct labor, extracting fees, and other operating overhead. The decrease in cost of revenue was primarily attributable to the substantial decrease in mining related direct material and labor.

Gross Loss

We recorded a gross loss of $716,078 for the three months ended March 31, 2016, a decrease of $126,391 or 15%, from $842,469 for the three months ended March 31, 2015. The decrease was mainly attributable to the reduced labor costs during the halted operation in the first quarter of 2016.

General and Administrative Expenses

General and administrative expenses comprised mainly of salaries and staff welfare expenses, legal and professional fees, entertainment expenses, traveling and hotel accommodation expenses and office expenses. General and administrative expenses for the three months ended March 31, 2016, increased by $73,516 or 54%, from $135,408 to $208,924, for the same comparable period in 2015.

Income Tax Expense

Income tax expenses amounted to Nil for both the three months ended March 31, 2016 and 2015.

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

The PRC

We have generated all of our income through our subsidiaries and VIEs operating in the PRC for the three months ended March 31, 2016. All entities in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%.

Net loss

We recorded a net loss of $1,009,234 for the three months ended March 31, 2016, a decrease in loss of $26,497 from $1,035,731 for the three months ended March 31, 3015. The decrease in loss was mainly attributable to the decrease in gross loss $126,391.

Liquidity and Capital Resources

Our primary liquidity needs are to fund operational expenses, capital expenditures and potential acquisition of gold mining properties in the Shandong province. To date, we have financed our working capital requirements and capital expenditures through internally generated cash and capital contribution from our existing shareholders.

As of March 31, 2016, our current assets were $4,106,319, and our current liabilities were $10,633,242. Cash and cash equivalents totaled $285,328 as of March 31, 2016. Accumulated deficits at March 31, 2016 were $12,676,358.

Net cash used in operating activities was $1,754,385 for the three months ended March 31, 2016 as compared to $426,967 for the three months ended March 31, 2015. Net cash used in operating activities increased by $1,327,418 was primarily due to the increase in deposits and prepayments for the three months ended March 31, 2016.

Net cash used in investing activities amounted to $301,367 for the three months ended March 31, 2016 as compared to $633 for the three months ended March 31, 2015. Net cash used in investing activities increased by $300,734 was primarily due to the payments on leased mining rights that amounted to $298,189.

Net cash provided by financing activities amounted to $2,296,905 for three months ended March 31, 2016 as compared to $437,476 for three months ended March 31, 2015. Net cash provided by financing activities increased by $1,859,429, was primarily due to the increase in proceeds from loans.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, financings or other relationships.

Amount Due to a Related Party

As of March 31, 2016, amount due to a related party represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

Commitments and Contingencies

The Company is committed under several non-cancelable operating leases for office premises and mining rights with the terms ranging from 1 to 10 years, with fixed monthly rentals or scheduled payments. Total rent expenses (excluding amortization of prepaid mining rights) for the three months ended March 31, 2016 and 2015 was $42,205 and $27,966, respectively.

As of March 31, 2016, the Company has the aggregate future minimum rental payments of $6,498,240 due under these non-cancelable operating leases in the next twelve months:

	Operating lease commitments
	Office premises	Mine operating rights	Total
Period ending March 31,
2017	$120,146	$6,498,240	$6,618,386
2018	99,056	-	99,056

Total:	$219,202	$6,498,240	$6,717,442

Subsequent Events

The company evaluated subsequent events through the date the financial statements were issued and filed with this Form10-Q. There were no subsequent events that required recognition or disclosure.

Item 3.  Quantitative and qualitative disclosures about market risk

We are exposed to the following concentrations of risk:

(a) Major customers

For the three months ended March 31, 2016, no revenue was generated.

(b) Major vendors

For the three months ended March 31, 2016, no purchase was incurred.

For the three months ended March 31, 2015, there was a single vendor who accounted for 85% of the Company’s purchase with $158,351 accounts payable balance at period-end.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of March 31, 2016, our internal control over financial reporting is effective based on those criteria.

This report does not include an attestation report by our independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permits the Company to only provide management’s report in this Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 23, 2016.

China ShouGuan Mining Corporation , Registrant By: /s/ Feize Zhang Feize Zhang Chairman and Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated on May 23, 2016.

China ShouGuan Mining Corporation , Registrant By: /s/ Feize Zhang Feize Zhang Chairman and Principal Executive Officer By: /s/ Chengqing Tan Chengqing Tan Principal Financial Officer