Form 10-K/A
period 2015-12-31
CHINA SHOUGUAN MINING Corp
filed 2016-05-27
CIK 1493893

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

_________________________

EXPLANATORY NOTE

_________________________

This Amendment No. 1 (this "Amendment") to the CHINA SHOUGUAN MINING CORPORATION Annual Report on Form 10-K of (the "Company") for the year ended December 31, 2015, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on April 14, 2016, (the "Original Filing"), is being filed solely to include the XBRL Exhibits.

Except as described above, this Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way.  This Amendment speaks as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing, as well as any other filings made by the Company with the SEC pursuant to Section 13(a) or 15(d) of Securities Exchange Act of 1934, as amended, subsequent to the filing of the Original Filing.

PART IV

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 27, 2016.

China ShouGuan Mining Corporation, Registrant

By: /s/ Feize Zhang

Feize Zhang, Chairman and Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated on May 27, 2016.

China ShouGuan Mining Corporation, Registrant

By: /s/ Feize Zhang

Feize Zhang, Chairman and Principal Executive Officer

By: /s/ Chengqing Tan

Chengqing Tan, Principal Financial Officer

5