Form 10-K/A
period 2014-12-31
CHINA SHOUGUAN MINING Corp
filed 2016-08-26
CIK 1493893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 2 TO FORM 10-K

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

As of March 31, 2015 and as at August 24, 2016, there were 115,000,000 shares of our common stock issued and outstanding. The Company is now quoting at OTCQB for the symbol CHSO. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the $0.009 price per share on the OTCQB on August 24, 2016 is approximately $708,642.

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

Item 15. Exhibits.

(a) The following listed exhibits are filed as a part of this annual report:

Exhibit No.	Description

23.1	Consent of Auditors*
31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Accounting Officer*
32.1	Certification pursuant to 18 USC, section 1350 of Principal Executive Officer*
32.2	Certification pursuant to 18 USC, section 1350 of Principal Accounting Officer*

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

10.4	* Equity Pledge Agreement
10.5	* Operating Agreement
10.6	* Exclusive Technical Service and Business Consulting Agreement
10.7	* Proxy Agreement
10.9	* Office Lease - Yantai, China
10.10	* Office Lease - Shenzhen, China
10.11	** Master Agreement between Penglai City Gold Mining Holding Co. Limited and PenglaiXinGuan Investment Limited
10.12	** Construction Project Agreement between PenglaiXinGuan Investment Limited and Jinhai Mine Underground Engineering Limited
10.12(a)	***Renewed Construction Project Agreement to extend one year term to August 28, 2011
10.13	** Gold Concentrate Processing Agreement between XinGuan and Shandong Humon Smelting Co., Ltd.
14	* Code of Ethics
21	* List of Subsidiaries/Variable Interest Entities of Registrant
23.1	Consent of HKCMCPA Company Limited

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this Amendment Number 2 to this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 25, 2016.

China ShouGuan Mining Corporation, Registrant

By: /s/ Feize Zhang

Feize Zhang, Chairman and Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated on August 25, 2016.

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