Form 10-Q
period 2016-09-30
China Shouguan Investment Holding Group Corp
filed 2016-11-18
CIK 1493893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER THE SECURITIES ACT OF 1933

For the Period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]  No [X]

Issuer's revenues for the nine months ended September 30, 2016 were $0.

As of September 30, 2016, there were 115,000,000 shares of our common stock issued and outstanding. The Company is now quoting at OTCQB for the symbol CHSO. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the $0.0001 par value price per share paid for the shares is approximately $7,318.

DOCUMENTS INCORPORATED BY REFERENCE

Some exhibits required to be filed hereunder, are incorporated herein by reference to our original Form S-1 Registration Statement, filed under CIK No 0001493893 on July 1, 2010, and in amendments filed thereafter, on the SEC website at www.sec.gov.

PART I

ITEM 1. FINANCIAL STATEMENTS

CHINA SHOUGUAN MINING CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2016 And December 31, 2015 (Audited)	F-1

Condensed Consolidated Statements of Operations And Comprehensive Loss for the Three and Nine Months ended September 30, 2016 and 2015	F-2

Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2016 And 2015	F-3

Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months ended September 30, 2016	F-4

Notes to Condensed Consolidated Financial Statements	F-5 to F-15

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$94,571	40,488
Deposits and prepayments	1,578,731	170,635
Account receivable	79,972	82,174
Prepaid mining rights, current	1,979,194	2,033,679
Total current assets	3,732,468	2,326,976

Non-current assets:
Prepaid mining rights	476,311	2,014,684
Property, plant and equipment, net	1,901,857	2,296,636
TOTAL ASSETS	$6,110,636	6,638,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$202,729	208,264
Loans payable, unsecured	9,882,290	5,988,363
Note payable, related party	519,986	1,665,190
Accrued liabilities and other payable	399,738	567,275

Total current liabilities	11,004,743	8,429,092

Long-term liabilities:
Note payable, related party	611,367	785,037
Loans payable, unsecured	14,424	69,542

Total long-term liabilities	625,791	854,579

Total liabilities	$11,630,534	9,283,671

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.0001 par value; 300,000,000 shares authorized; 115,000,000 and 115,000,000 shares issued and outstanding, respectively	11,500	11,500
Additional paid-in capital	8,899,597	8,899,597
Subscription receivable	(718,459)	(718,459)
Statutory reserve	308,898	308,898
Accumulated other comprehensive income	627,301	520,213
Accumulated deficits	(14,648,735)	(11,667,124)

Total stockholders’ deficit	(5,519,898)	(2,645,375)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,110,636	6,638,296

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Revenues, net:	$-	$-	$-	$-

Cost of revenue
Mining related depreciation and amortization	(628,708)	(848,562)	(2,196,710)	(2,446,469)

Gross loss	(628,708)	(848,562)	(2,196,710)	(2,446,469)

Operating expenses:
General and administrative	(146,151)	(118,227)	(493,535)	(391,586)
Total operating expenses	(146,151)	(118,227)	(493,535)	(391,586)

Loss from operations	(774,859)	(966,789)	(2,690,245)	(2,838,055)

Other income (expense):
Interest expense	(122,330)	(67,215)	(291,640)	(200,040)
Interest income	75	27	274	99

Loss before income taxes	(897,114)	(1,033,977)	(2,981,611)	(3,037,996)

Income tax expense	-	-	-	-

NET LOSS	$(897,114)	$(1,033,977)	$(2,981,611)	$(3,037,996)

Other comprehensive income:
- Foreign currency translation gain	15,845	38,132	107,088	36,571

COMPREHENSIVE LOSS	(881,269)	(995,845)	$(2,874,523)	$(3,001,425)

Net loss per share – Basic and diluted	(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average common shares outstanding – Basic and diluted	115,000,000	115,000,000	115,000,000	115,000,000

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2016	-	2015
Cash flows from operating activities:
Net loss	$(2,981,611)		$(3,037,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	340,974		377,520
Amortization of prepaid mining right	1,801,120		1,603,784
Changes in operating assets and liabilities:
Accounts receivable	-		257,989
Deposits and prepayments	(1,431,014)		(14,588)
Accounts payable	-		(58,676)
Accrued liabilities and other payable	(154,953)		310,329

Net cash used in operating activities	(2,425,484)		(561,638)

Cash flows from investing activities:
Payments on leased mining rights	(296,387)		(315,897)
Purchase of plant and equipment	(3,159)		(1,350)

Net cash used in investing activities	(299,546)		(317,247)

Cash flows from financing activities:
Proceeds from (repayments) of short-term bank borrowing	4,369,806		(260,817)
Proceeds from loans payable	868,341		925,500
Repayment to loans payable	(3,487,949)		(236,360)
Proceeds from related party note	1,223,546		1,304,087
Repayment of related party note	(365,825)		(801,299)
Advance from a related party	172,940		8,103

Net cash provided by financing activities	2,780,859		939,214

Effect of exchange rate changes on cash and cash equivalents	(1,746)		(5,872)

NET CHANGE IN CASH AND CASH EQUIVALENTS	54,083		54,457

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,488		113,055

CASH AND CASH EQUIVALENTS, END OF PERIOD	$94,571		$167,512

Cash paid for interest	$291,640		$200,040
Cash paid for income tax	$-		$-

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in capital	Subscription receivable	Statutory reserve	Accumulated other comprehensive income	Accumulated deficits	Total stockholders’ deficit
	No. of shares	Amount

Balance as of January 1, 2016	115,000,000	11,500	8,899,597	(718,459)	308,898	520,213	(11,667,124)	(2,645,375)

Foreign currency translation adjustment	-	-	-	-	-	107,088	-	107,088

Net loss for the period	-	-	-	-	-	-	(2,981,611)	(2,981,611)
Balance as of September 30, 2016	115,000,000	11,500	8,899,597	(718,459)	308,898	627,301	(14,648,735)	(5,519,898)

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

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

In the opinion of management, the consolidated balance sheet as of December 31, 2015 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2016 or for any future period.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

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

As of September 30, 2016, the Company suffered the accumulated deficits of $14,648,735 from prior years and suffered from a working capital deficit of $7,272,275. The continuation of the Company as a going concern is dependent upon the continuing financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations.

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

•

Exploration stage company

Despite the fact that the Company commenced its production in 2009, it is still considered an exploration stage company under the criteria set forth by the Securities and Exchange Commission (“SEC”) since it has not yet demonstrated the existence of proven or probable reserves, defined by SEC Industry Guide 7 at Dayuan Gold Mines. As a result, and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for exploration stage companies, all expenditures for exploration and evaluation of the Company’s properties are expensed as incurred until mineralized material is classified as proven or probable reserves. Accordingly, substantially all expenditures for mine development and mill construction have been expensed as incurred. Certain expenditures, such as for rolling stock or other general-purpose equipment, may be capitalized, subject to evaluation for possible impairment of the asset. As of September 30, 2016, none of the mineralized material at Dayuan Gold Mines met the SEC’s definition of proven or probable reserves. The Company expects to remain an exploration stage company for the foreseeable future, even though it has reached commercial production. The Company will not exit the exploration stage unless and until it demonstrates the existence of proven or probable reserves that meet SEC guidelines.

•

Proven or probable reserves

The definition of proven or probable reserves is set forth in SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. In addition, reserves cannot be considered proven or probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination. As of September 30, 2016, none of the Company’s mineralized resources met the definition of proven or probable reserves.

•

Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

•

Basis of consolidation

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

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

•

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

With the above agreements, SBCL demonstrates its ability to control SSIC and JinGuan as the primary beneficiaries and the operating results of the VIEs was included in the condensed consolidated financial statements for the three months ended September 30, 2016 and 2015.

•

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•

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

•

Prepaid mining rights

Prepaid mining rights represent certain amount of lease prepayment made for the operation of the mining license of Dayuan Gold Mine and are being amortized using a straight-line basis over its scheduled lease term.

The rent expense on prepaid mining rights for the three months ended September 30, 2016 and 2015 was $492,852 and $524,082, respectively. The rent expense on prepaid mining rights for the nine months ended September 30, 2016 and 2015 was $1,801,120 and $1,603,784, respectively.

As of September 30, 2016, the estimated annual amortization of the prepaid mining rights for the next five years and thereafter is as follows:

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Period ending September 30:
2017	1,484,396
2018	843,663
2019	29,988
2020	29,988
2021	29,988
Thereafter	37,482

Total:	$2,455,505

•

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

Depreciation expense for the three months ended September 30, 2016 and 2015 were $110,634 and $120,702, respectively.

Depreciation expense for the nine months ended September 30, 2016 and 2015 were $340,974 and $377,520, respectively.

•

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

•

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•

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

•

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

•

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

For the three and nine months ended September 30, 2016 and 2015, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2016, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

•

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

•

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	September 30, 2016	September 30, 2015
Period-end RMB:US$1 exchange rate	6.6694	6.3538
Period average RMB:US$1 exchange rate	6.5792	6.1729

•

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three and nine months ended September 30, 2016 and 2015, the Company operates in one reportable operating segment in the PRC.

•

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

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

•

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE – 5

AMOUNT DUE TO A RELATED PARTY

As of September 30, 2016, amount due to a related party represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

NOTE – 6

LOANS PAYABLE, UNSECURED

As of September 30, 2016 and December 31, 2015, the Company also held the following short-term and long-term loans payable to third parties:

	September 30, 2016	December 31, 2015

Loans payable to certain individuals and financial institution in the PRC, unsecured:

Equivalent to RMB5,417,967 (2015: RMB 3,000,000) with interest rate at 2.7% per annum, payable at its maturity, due August, 2019	$812,364	$462,200

Equivalent to RMB7,400,000 (2015: RMB 7,400,000) with interest rate at 2.7% per annum, payable at its maturity, due May, 2018	1,109,548	1,140,093

Equivalent to RMB5,800,000 (2015: RMB 8,800,000) with interest rate free, payable at its maturity, due June 30, 2017	869,646	1,355,786

Equivalent to RMB2,000,000 (2015: RMB 2,000,000) with interest rate free, payable at its maturity, due April 13, 2017	299,878	308,133

Equivalent to RMB3,440,000 (2015: RMB 3,740,000) with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due July 17, 2016	-	576,209

Equivalent to RMB3,490,000 with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due July 26, 2017	523,287	-

Equivalent to RMB5,000,000 (2015: RMB 5,000,000) with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due May 13, 2017	749,695	770,333

Equivalent to RMB60,892 (2015: 887,305) with effective interest rate at 8.97% per annum, payable with monthly principal and interest payments, due February 28, 2017	-	136,704

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Equivalent to RMB275,372 (2015:552,324) with effective interest rate at 1.75% per month, payable with monthly principal and interest payments, due April 10, 2018	41,289	85,094

Equivalent to RMB29,000,000 with effective interest rate at 4.79% per annum, payable with monthly principal and interest payments, due December 29, 2016	4,348,230	-

Equivalent to RMB6,975,701, interest free, payable at its maturity due June 30, 2016	-	1,074,723

Equivalent to RMB640,000, interest free, payable at its maturity, due March 7, 2018	95,961	98,602

Equivalent to RMB324,709, interest free, payable at its maturity, due March 7, 2017	48,687	50,028

Equivalent to RMB156,900 , interest free, payable at its maturity, due March 11, 2017	23,525	-

Equivalent to RMB500,000 , interest free, payable at its maturity, due March 11, 2017	74,970	-

Equivalent to RMB6,000,000, interest free, payable at its maturity, due December 31, 2017	899,634	-

Total current and long-term liabilities	9,896,714	6,057,905
Less: long-term portion	(14,424)	(69,542)

Total current liabilities	$9,882,290	$5,988,363

NOTE – 7

NOTE PAYABLE, RELATED PARTY

As of September 30, 2016, the note due to Mr. Zhang, the director of the Company, which was unsecured, carried annual interest at Bank of China Benchmark Lending Rate and payable in a monthly installment. The interest expense to a related party amounted $42,691 and $85,229 for the nine months ended September 30, 2016 and 2015, respectively.

NOTE – 8

INCOME TAXES

For the nine months ended September 30, 2016 and 2015, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Nine months ended September 30,
	2016	2015
Tax jurisdictions from:
– Local	$-	$-
– Foreign	(2,981,611)	(3,037,996)
Loss before income taxes	$(2,981,611)	$(3,037,996)

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

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

Hong Kong

Golden Wide is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. For the nine months ended September 30, 2016 and 2015, Golden Wide suffered from an operating loss of $577 and $1,235, respectively.

The PRC

The Company generated its income from its subsidiaries and VIEs operating in the PRC for the nine months ended September 30, 2016 and 2015, which are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%. A reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2016 and 2015 is as follows:

	Nine months ended September 30,
	2016	2015

Loss before income taxes	$(2,974,499)	$(3,023,387)
Statutory income tax rate	25%	25%
Income tax expense at the statutory rate	(743,625)	(755,847)
Net operating loss not recognized as deferred tax asset	(743,625)	260,521
Non-deductible items	1,487,250	495,326
Income tax expense	$-	$-

As of September 30, 2016, the Company incurred $2,049,185 of aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the

CHINA SHOUGUAN MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

deferred tax assets of $2,049,185 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE – 9

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major customers

For the three and nine months ended September 30, 2016 and 2015, there was no revenue generated.

(b)

Major vendors

For the three and nine months ended September 30, 2016, there was no purchase incurred.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

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

NOTE – 10

COMMITMENTS AND CONTINGENCIES

The Company is committed under several non-cancelable operating leases for office premises and mining rights with the terms ranging from 1 to 10 years, with fixed monthly rentals or scheduled payments. Total rent expenses (excluding amortization of prepaid mining rights) for the nine months ended September 30, 2016 and 2015 was $93,453 and $75,417, respectively.

As of September 30, 2016, the Company has the aggregate future minimum rental payments of $6,282,443 due under these non-cancelable operating leases in the next twelve months:

	Operating lease commitments
	Office premises	Mine operating rights	Total
Period ending September 30,
2017	$114,919	6,282,443	6,397,362
2018	38,306	-	38,306

Total:	$153,225	6,282,443	6,435,668

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

On May 6, 2011, we, through our VIE, Yantai Jinguan Investment Co., Ltd. (“Jinguan”), entered into a lease agreement with Longkou Dayuan Gold Mining Co. Ltd., an unrelated third party being the legal owner and holding the mining license of the Dayuan Gold Mine (“Dayuan Mine”) regarding Dayuan Gold Mine. Under the agreement, we own the operating right and income right of the Dayuan Mine and we agreed to pay the aggregate rental payments of approximately $20 million for a term of 10 years commencing from April 1, 2011 through April 1, 2021 to obtain the right to manage and operate Dayuan Gold Mine.

The Dayuan Mine has one exploration right and one mining right, which are granted by the Land and Resources Authority of Shandong Province and are unpatented. The concession period of the mining right is from 29 December 2010 to 29 December 2013. The mine is 0.3475 sq, km in area and is deposited in a lode or vein filled with mineral in the rock.

The Dayuan Mine commenced exploratory operation in July 2011. Mineral exploration was temporary halted in the Dayuan Mine at present.

Others

On February 21, 2014, SSIC acquired 99% shareholdings of Daxinganling Yiguanyuan Mining Investment Company Limited (“DYM”) for a consideration of RMB4,000,000. DYM focuses on mine exploration in the Daxinganling area in the Heilongjiang Province in north-eastern part of China. DYM has signed a Memorandum of Understanding with Daxinganling Guolin Mining Company Limited, a wholly-owned subsidiary of the Daxinganling local government in July 2013, which stated that the two parties would cooperate together to explore the precious metals mines in the Daxinganling area. As of September 30, 2016, no exploratory work or other operating activities have been commenced.

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

The following tables set forth key components of our results of operations for the three months ended September 30, 2016 compared to the same period in 2015. All numbers referenced are in U.S. Dollars:

	Three months ended September 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Revenues, net:	$-	$-	-	-

Cost of revenue	(628,708)	(848,562)	(219,854)	(26%)

Gross loss	(628,708)	(848,562)	(219,854)	(26%)
General and administrative expense	(146,151)	(118,227)	27,924	24%
Loss from operations	(774,859)	(966,789)	(191,930)	(20%)

Other income (expense)
Interest expense	(122,330)	(67,215)	55,115	82%
Interest income	75	27	48	178%

Loss before income taxes	(897,114)	(1,033,977)	(136,863)	(13%)
Income tax expenses	-	-
NET LOSS	$(897,114)	$(1,033,977)	(136,863)	(13%)
Other comprehensive income:
- Foreign currency translation adjustment	15,845	38,132	(22,287)	(58%)
COMPREHENSIVE LOSS	$(881,269)	$(995,845)	(114,576)	(12%)
Net loss per share – Basic and diluted	$(0.01)	$(0.01)

Weighted average common stock outstanding (Basic and diluted)	115,000,000	115,000,000

The following tables set forth key components of our results of operations for the nine months ended September 30, 2016 compared to the same period in 2015. All numbers referenced are in U.S. Dollars:

	Nine months ended September 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Revenues, net:	$-	$-	-	-

Cost of revenue	(2,196,710)	(2,446,469)	(249,759)	(10%)

Gross loss	(2,196,710)	(2,446,469)	(249,759)	(10%)
General and administrative expense	(493,535)	(391,586)	101,949	26%
Loss from operations	(2,690,245)	(2,838,055)	(147,810)	(5%)

Other income (expense)
Interest expense	(291,640)	(200,040)	91,600	46%
Interest income	274	99	175	177%

Loss before income taxes	(2,981,611)	(3,037,996)	(56,385)	(2%)
Income tax expenses		-
NET LOSS	$(2,981,611)	$(3,037,996)	(56,385)	(2%)
Other comprehensive income:
- Foreign currency translation adjustment	107,088	36,571	70,517	193%
COMPREHENSIVE LOSS	$(2,874,523)	$(3,001,425)	(126,902)	(4%)
Net loss per share – Basic and diluted	$(0.03)	$(0.03)

Weighted average common stock outstanding (Basic and diluted)	115,000,000	115,000,000

Revenue

We commenced gold mineral exploration activity in May 2009 and began selling of gold concentrate in July 2009. Gold concentrate is mainly sold to smelting plants in the Shandong Province, PRC.

For the three months ended September 30, 2016, the mineral exploration in the Dayuan Mine was halted due to the reason that according to national requirements upon production ramp-up and technical updating of mines, the production capacity should be increased from 30,000 tons/year to 60,000 tons/year besides the safety facilities should be updated in order to meet the national standards, which has made the normal production impossible in 2015, in addition the subsequent technical updating is expected to continue till the end of 2016 Hence there was no gold ore production and no revenue was recorded during the period.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2016 and 2015 were $628,708 and $848,562 respectively, and consisted primarily of direct materials, direct labor, extracting fees, and other operating overhead. The increase in cost of revenue was primarily attributable to the substantial decrease in mining related direct material and labour.

Gross Loss

We recorded a gross loss of $628,708 for the three months ended September 30, 2016, a decrease of $219,854 or 26%, from $848,562 for the three months ended September 30, 2015. The decrease was mainly attributable to the reduced labor costs during the halted operation in the first quarter of 2016.

General and Administrative Expenses

General and administrative expenses comprised mainly of salaries and staff welfare expenses, legal and professional fees, entertainment expenses, traveling and hotel accommodation expenses and office expenses. General and administrative expenses for the three months ended September 30, 2016, increased by $27,924 or 24%, from $118,227 to $146,151, for the same comparable period in 2015.

Income Tax Expense

Income tax expenses amounted to Nil for both the three months ended September 30, 2016 and 2015.

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

The PRC

We have generated all of our income through our subsidiaries and VIEs operating in the PRC for the three months ended September 30, 2016. All entities in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%.

Net loss

We recorded a net loss of $897,114 for the three months ended September 30, 2016, a decrease in loss of $136,863 from $1,033,977 for the three months ended September 30, 3015. The decrease in loss was mainly attributable to the decrease in gross loss $219,854.

Liquidity and Capital Resources

Our primary liquidity needs are to fund operational expenses, capital expenditures and potential acquisition of gold mining properties in the Shandong province. To date, we have financed our working capital requirements and capital expenditures through internally generated cash and capital contribution from our existing shareholders.

As of September 30, 2016, our current assets were $3,732,468, and our current liabilities were $11,004,743. Cash and cash equivalents totaled $94,571 as of September 30, 2016. Accumulated deficits at September 30, 2016 were $14,648,735.

Net cash used in operating activities was $2,425,484 for the nine months ended September 30, 2016 as compared to $561,638 for the nine months ended September 30, 2015. Net cash used in operating activities increased by $1,863,846 was primarily due to the increase in deposits and prepayments for the nine months ended September 30, 2016.

Net cash used in investing activities amounted to $299,546 for the nine months ended September 30, 2016 as compared to $317,247 for the nine months ended September 30, 2015. Net cash used in investing activities decreased by $17,701 was primarily due to the payments on leased mining rights that amounted to $296,387.

Net cash provided by financing activities amounted to $2,780,859 for nine months ended September 30, 2016 as compared to $939,214 for nine months ended September 30, 2015. Net cash provided by financing activities increased by $1,841,645 was primarily due to the increase in proceeds from loans.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, financings or other relationships.

Amount Due to a Related Party

As of September 30, 2016, amount due to a related party represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

Commitments and Contingencies

The Company is committed under several non-cancelable operating leases for office premises and mining rights with the terms ranging from 1 to 10 years, with fixed monthly rentals or scheduled payments. Total rent expenses (excluding amortization of prepaid mining rights) for the three months ended September 30, 2016 and 2015 was $93,453 and $75,417, respectively.

As of September 30, 2016, the Company has the aggregate future minimum rental payments of $6,282,443 due under these non-cancelable operating leases in the next twelve months:

	Operating lease commitments
	Office premises	Mine operating rights	Total
Period ending September 30,
2017	$114,919	6,282,443	6,397,362
2018	38,306	-	38,306

Total:	$153,225	6,282,443	6,435,668

Subsequent Events

The company evaluated subsequent events through the date the financial statements were issued and filed with this Form10-Q. There were no subsequent events that required recognition or disclosure.

Item 3.  Quantitative and qualitative disclosures about market risk

We are exposed to the following concentrations of risk:

(a) Major customers

For the three and nine months ended September 30, 2016, no revenue was generated.

(b) Major vendors

For the three and nine months ended September 30, 2016, no purchase was incurred.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of September 30, 2016, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 18, 2016.

China ShouGuan Mining Corporation , Registrant By: /s/ Feize Zhang Feize Zhang Chairman and Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated on November 18, 2016.

China ShouGuan Mining Corporation , Registrant By: /s/ Feize Zhang Feize Zhang Chairman and Principal Executive Officer By: /s/ Chengqing Tan Chengqing Tan Principal Financial Officer