Form 10-K
period 2016-12-31
China Shouguan Investment Holding Group Corp
filed 2017-04-18
CIK 1493893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER THE SECURITIES ACT OF 1933

For the fiscal year ended December 31, 2016

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

On 21st February 2014 SSIC acquired 99% shareholdings of DaxinganlingYiguanyuan Mining Investment Company Limited (“DYM”) for a consideration of RMB4,000,000. DYM focuses on mine exploration in the Daxinganling area in the Heilongjiang Province in north-eastern part of China. DYM has signed a Memorandum of Understanding with DaxinganlingGuolin Mining Company Limited, a wholly-owned subsidiary of the Daxinganling local government in July 2013, which stated that the two parties would cooperate together to explore the precious metals mines in the Daxinganling area. As of December 31, 2016, no exploratory work or other operating activities have been commenced.

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

On 21st February 2014 SSIC acquired 99% shareholdings of DaxinganlingYiguanyuan Mining Investment Company Limited (“DYM”) for a consideration of RMB4,000,000. DYM focuses on mine exploration in the Daxinganling area in the Heilongjiang Province in north-eastern part of China. DYM has signed a Memorandum of Understanding with DaxinganlingGuolin Mining Company Limited, a wholly-owned subsidiary of the Daxinganling local government in July 2013, which stated that the two parties would cooperate together to explore the precious metals mines in the Daxinganling area. As of December 31, 2016, no exploratory work or other operating activities have been commenced.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We do not currently own any properties.

The Company’s headquarters is located in Futian District, Shenzhen, China. The office has been relocated. The new address is Suite 2606, Great China International Exchange Square, No 1 Fuhua Road, Futian District, Shenzhen, China. The monthly rental for the office is 63,870RMB, with a contract lease period from January 4, 2016 to January 31st , 2018.

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

	Years ended December 31,
	2016	2015
Revenues, net	$-	$-

Cost of revenue
Mining operating cost	(374,713)	(512,076)
Mining related depreciation and amortization	-	(2,600,595)
Total cost of revenue	(374,713)	(3,112,671)

Gross loss	(374,713)	(3,112,671)

Operating expenses:
General and administrative	(4,607,159)	(548,758)
Total operating expenses	(4,607,159)	(548,758)

Loss from operations	(4,981,872)	(3,661,429)

Other income (expense) :
Interest income	448	130
Interest expense	(392,294)	(262,911)

Loss before income taxes	(5,373,718)	(3,924,210)

Income tax expense	-	-

Loss from continuing operating	(5,373,718)	(3,924,210)
NET LOSS	$(5,373,718)	$(3,924,210)

Other comprehensive income:
- Foreign currency translation gain	(497,090)	87,957

COMPREHENSIVE LOSS	$(5,870,808)	$(3,836,253)

Net loss per share– Basic and diluted	$(0.05)	$(0.03)

Balance Sheet Data:

	As of December 31,
	2016	2015
Cash and cash equivalents	$68,134	$40,488
Total assets	$2,869,344	$6,638,296
Total liabilities	11,385,527	9,283,671
Total stockholders’ deficit	(8,516,183)	(2,645,375)

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

Our business model includes sourcing of early stage gold mines with good profit potential, conducting feasibility studies to identify suitable projects, leasing the suitable mining sites and facilities, and managing the mineral exploration operations on these selected sites, with the goal of acquiring the mine if the operations prove to be satisfactory, based on the review criteria set by our experienced management. To date, we have leased the Dayuan Mine. So far we do not have any plan to acquire the Dayuan Mine. In near future, we tend to focus our business on the exploratory work of these mines. In addition, we provide consulting services in areas related to mine exploration and geological analysis to our clients.

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

The following table set forth key components of our results of operations for the year ended December 31, 2016 compared to the year ended December 31, 2015. All numbers referenced are in U.S. Dollars:

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015:

	Years ended December 31,		Increase	% Increase
	2016	2015	(Decrease)	(% Decrease)

Revenues, net	$-	$-	-	-
Cost of revenue			-
Mining operating cost	(374,713)	(512,076)	137,363	(27%)
Mining related depreciation and amortization	-	(2,600,595)	2,600,595	-100%
Total cost of revenue	(374,713)	(3,112,671)	2,737,958	(88%)

Gross loss	(374,713)	(3,112,671)	2,737,958	(88%)

Operating expenses:
General and administrative	(4,607,159)	(548,758)	(4,058,401)	740%
Total operating expenses	(4,607,159)	(548,758)	(4,058,401)	740%

Loss from operations	(4,981,872)	(3,661,429)	(1,320,443)	36%

Other income (expense) :
Interest income	448	130	318	245%
Interest expense	(392,294)	(262,911)	(129,383)	49%

Loss before income taxes	(5,373,718)	(3,924,210)	(1,449,508)	37%

Income tax expense	-	-	NM	NM

NET LOSS	$(5,373,718)	$(3,924,210)	(1,449,508)	37%
Other comprehensive income:
- Foreign currency translation gain	(497,090)	87,957	(585,047)	(665%)

COMPREHENSIVE LOSS	$(5,870,808)	$(3,836,253)	(2,034,555)	53%

Net loss per share– Basic and diluted	$(0.05)	$(0.03)	(0.02)	67%

NM: Not meaningful

Net Revenues

We commenced gold mineral exploration activity in May 2009 and began selling of gold concentrate in July 2009. Gold concentrate is mainly sold to smelting plants in the Shandong Province, PRC.

Revenue for the years ended December 31, 2016 and 2015 comprised the following:

	Years ended December 31,
	2016	%	2015	%
Revenues, net	$-		$-
Cost of revenue
Mining operating cost	(374,713)	100%	(512,076)	16%
Mining related depreciation and amortization	-	0%	(2,600,595)	84%
Total cost of revenue	(374,713)	100%	(3,112,671)	100%
Mining gross loss	(374,713)		(3,112,671)
Gross loss margin	NM		NM

NM: Not meaningful

There was no revenue for the year ended December 31, 2016 and for the year ended December 31, 2015.  We have ceased the operation in the Dayuan mine.

Cost of Revenue

Cost of revenue for the years ended December 31, 2016 and 2015 were $374,713 and $3,112,671 respectively, and consisted primarily of direct materials, direct labor, extracting fees, other operating overhead, and mining related depreciation and amortization.

Gross Loss

We recorded a mining gross loss of $374,713 for the year ended December 31, 2016, an increase of $2,737,958 or 88%, from gross loss of $3,112,671 for the year ended December 31, 2015. The increase was mainly attributable to the absence of revenue in 2016.

General and Administrative Expenses

General and administrative expenses comprised mainly of impairment charge and salaries and staff welfare expenses, legal and professional fees, entertainment expenses, traveling and hotel accommodation expenses and office expenses. General and administrative expenses for the year ended December 31, 2016, increased by $4,058,401 or 740%, from $548,758 to $4,607,159 for the same comparable period in 2016, due to $3,262,157 impairment loss on property, plant and equipment, prepaid mining rights and account receivable relating to Dayuan mine

Income Tax Expense

There was no income tax expense for the year ended December 31, 2016 and for the year ended December 31, 2015.

Net Loss

We recorded a net loss of $5,373,718 for the year ended December 31, 2016, an increase of $1,449,508 from a net loss of $3,924,210 for the year ended December 31, 2015. The increase in net loss was mainly attributable to the increase in general and administrative expenses.

Liquidity and Capital Resources

Our primary liquidity needs are to fund operational expenses, capital expenditures and potential acquisition of gold mining properties in the Shandong province. To date, we have financed our working capital requirements and capital expenditures through internally generated cash and capital contribution from our existing shareholders.

As of December 31, 2016, our current assets were $1,365,829 and our current liabilities were $10,866,833. Cash and cash equivalents totaled $68,134 as of December 31, 2016. Stockholders’ deficit at December 31, 2016 was $8,516,183.

Net cash used in operating activities was $2,006,116 for the year ended December 31, 2016 as compared to net cash used in operating activities of $1,994,326 for the year ended December 31, 2015. Net cash used in operating activities increased by $11,790 was primarily due to the increase in net loss.

Net cash used in investing activities amounted to $3,128 for the year ended December 31, 2016 as compared to net cash used in investing activities of $314,972 for the year ended December 31, 2015. Net cash used in investing activities decreased by $311,844 was primarily due to the absence of payment on leased mining rights in 2016.

Net cash provided by financing activities amounted to $1,972,422 for the year ended December 31, 2016 as compared to net cash provided by financing activities of $2,240,175 for the year ended December 31, 2015. Net cash provided by financing activities decreased by $267,753, primarily due to the increase in repayments to loans payable.

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

For the years ended December 31, 2016 and 2015, the Company contributed $0 and $0 to statutory reserve, respectively.

Commitments and Contingencies

We are committed under several non-cancelable operating leases for office premises with the terms ranging from 1 to 2 years, with fixed monthly rentals or scheduled payments. Total rent expenses for the years ended December 31, 2016 and 2015 was $133,163 and $103,722, respectively.

As of December 31, 2016, we have the aggregate future minimum rental payments due under various non-cancelable operating leases in the next two years:

Year ending December 31,
2017	110,379
2018	9,198

Total:	$119,577

Subsequent Events

In accordance with ASC Topic 855, “ Subsequent Events ”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, we have evaluated all events or transactions that occurred after December 31, 2016 up through the date we issued the audited consolidated financial statements.

A one for four reverse stock split was accepted by FINRA on March 13, 2017.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s results of operations and liquidity and capital resources are based on our audited consolidated financial statements for the years ended December 31, 2016 and 2015, which have been prepared in accordance with U.S. GAAP. In connection with the preparation of consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. The assumptions, estimates and judgments included within these estimates are based on historical experience, current trends and other factors we believe to be relevant at the time the consolidated financial statements were prepared. On a regular basis, the accounting policies, assumptions, estimates and judgments are reviewed to ensure that the consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the assumptions and estimates, and such differences could be material.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to the following concentrations of risk:

(a) Interest rate risk

As we have no significant interest-bearing assets, our income and operating cash flows are substantially independent of changes in market interest rates.

Our interest-rate risk arises from loans payable and short-term bank borrowings. We manage interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2016, loans payable and short-term bank borrowings were at fixed rates.

(b) Exchange rate risk

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

(c) Economic and political risks

Our operations are conducted in the PRC. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

Our operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. Our results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

(d) Mining industry risks

Our mining operations are subject to extensive national and local governmental regulations in China, which regulations may be revised or expanded at any time. Generally, compliance with these regulations requires us to obtain permits issued by government regulatory agencies. Certain permits require periodic renewal or review of their conditions. We cannot predict whether it will be able to obtain or renew such permits or whether material changes in permit conditions will be imposed. The inability to obtain or renew permits or the imposition of additional conditions could have a material adverse effect on our ability to develop and operate its mines.

(e) Risk on changing price in gold

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

Item 8. Financial Statements

The financial statements for the year ended December 31, 2016 and 2015 are included here in their entirety and can be found at the end of this annual report immediately following the Signatures on page 56.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures for the year ended December 31, 2016, or since inception.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with the rules required by the SEC for information required to be disclosed, in this annual report, our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness and the operation of our disclosure controls and procedures. Based upon their evaluation of these disclosure controls and procedures, Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2016, our disclosure controls and procedures were effective for accumulating recording, processing, summarizing and communicating, to our management, to ensure timely decisions regarding disclosure information needed within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2016, our internal control over financial reporting is not effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(1) Mr. Zhang's salary is RMB4,800 per month resulting in $9,2640 and $9,370 for 2016 and 2015, respectively.

(2) Mr. Chengqing Tan isRMB6,500 per month resulting in $12,545 and $12,688 for 2016 and 2015, respectively..

(3) No salary was paid to JingfengLv in 2016.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

For the fiscal year ended December 31, 2016, HKCMCPA Company Limited billed $50,000 for the audit of our annual financial statements, the review of our Form 10-Q and 10-K filings and for the review of our registration statements.

For the fiscal year ended December 31, 2015, HKCMCPA Company limited billed $75,000 for the audit of our annual financial statements, the review of our Form 10-Q and 10-K filings and for the review of our registration statements.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2016 and 2015.

Tax Fees

For the fiscal years ended December 31, 2016 and 2015, HKCMCPA Company Limited billed no fees for tax compliance, tax advice and/or tax planning services.

All Other Fees

There were no fees billed by HKCMCPA Company Limited, other than for the services described above, for fiscal years 2016 and 2015.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 18, 2016.

China ShouGuan Mining Corporation , Registrant

By: /s/ Feize Zhang

Feize Zhang, Chairman and Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated on April 18, 2016.

China ShouGuan Mining Corporation, Registrant

By: /s/ Feize Zhang

Feize Zhang, Chairman and Principal Executive Officer

By: /s/ Chengqing Tan

Chengqing Tan, Principal Financial Officer

CHINA SHOUGUAN INVESTMENT HOLDING GROUP CORPORATION

 (FORMERLY CHINA SHOUGUAN MINING CORPORATION)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

China ShouGuan Investment Holding Group Corporation

(Formerly China ShouGuan Mining Corporation)

We have audited the accompanying consolidated balance sheets of China ShouGuan Investment Holding Group Corporation (Formerly China ShouGuan Mining Corporation) and its subsidiaries (“the Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders’ equity for the years ended December 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited

Certified Public Accountants

Hong Kong, China

April 17, 2017

CHINA SHOUGUAN INVESTMENT HOLDING GROUP CORPORATION

(FORMERLY CHINA SHOUGUAN MINING CORPORATION)

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$68,134	$40,488
Accounts receivable	-	82,174
Amount due from a related party	928,460	-
Deposits and prepayments	369,235	170,635
Prepaid mining rights, current	-	2,033,679

Total current assets	1,365,829	2,326,976

Non-current assets:
Prepaid mining rights, non-current	-	2,014,684
Property, plant and equipment, net	1,503,515	2,296,636

TOTAL ASSETS	$2,869,344	$6,638,296

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$115,255	$208,264
Loans payable, unsecured	9,625,955	5,988,363
Note payable, related party	635,363	1,665,190
Accrued liabilities and other payable	490,260	567,275

Total current liabilities	10,866,833	8,429,092

Long-term liabilities:
Note payable, related party	518,694	785,037
Loans payable, unsecured	-	69,542

Total long-term liabilities	518,694	854,579

Total liabilities	11,385,527	9,283,671

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.0001 par value; 300,000,000 shares authorized; 115,000,000 and 115,000,000 shares issued and outstanding, respectively	11,500	11,500
Additional paid-in capital	8,899,597	8,899,597
Subscription receivables	(718,459)	(718,459)
Statutory reserve	308,898	308,898
Accumulated other comprehensive income	23,123	520,213
Accumulated deficit	(17,040,842)	(11,667,124)

Total stockholders’ deficit	(8,516,183)	(2,645,375)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,869,344	$6,638,296

See accompanying notes to consolidated financial statements.

CHINA SHOUGUAN INVESTMENT HOLDING GROUP CORPORATION

(FORMERLY CHINA SHOUGUAN MINING CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2016	2015

Revenues, net	$-	$-

Cost of revenue
Mining operating cost	(374,713)	(512,076)
Mining related depreciation and amortization	-	(2,600,595)
Total cost of revenue	(374,713)	(3,112,671)

Gross loss	(374,713)	(3,112,671)

Operating expenses:
General and administrative	(4,607,159)	(548,758)
Total operating expenses	(4,607,159)	(548,758)

Loss from operations	(4,981,872)	(3,661,429)

Other income (expense) :
Interest income	448	130
Interest expense	(392,294)	(262,911)

Loss before income taxes	(5,373,718)	(3,924,210)

Income tax expense	-	-

NET LOSS	$(5,373,718)	$(3,924,210)

Other comprehensive income:
- Foreign currency translation gain	(497,090)	87,957

COMPREHENSIVE LOSS	$(5,870,808)	$(3,836,253)

Net loss per share– Basic and diluted	$(0.05)	$(0.03)

Weighted average common shares outstanding	115,000,000	115,000,000

See accompanying notes to consolidated financial statements.

CHINA SHOUGUAN INVESTMENT HOLDING GROUP CORPORATION

(FORMERLY CHINA SHOUGUAN MINING CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(5,373,718)	$(3,924,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	446,649	497,347
Impairment loss on property, plant and equipment, prepaid mining rights and account receivable	3,262,157	-
Amortization of prepaid mining rights	-	2,123,040
Changes in operating assets and liabilities:
Accounts receivable	-	256,139
Deposits and prepayments	(214,142)	(71,340)
Accounts payable	(83,017)	(26,326)
Accrued liabilities and other payable	(44,045)	(848,976)

Net cash used in operating activities	(2,006,116)	(1,994,326)

Cash flows from investing activities:
Payments on leased mining rights	-	(313,631)
Purchase of plant and equipment	(3,128)	(1,341)

Net cash used in investing activities	(3,128)	(314,972)

Cash flows from financing activities:
Proceeds from loans payable	4,327,857	918,862
Repayment to loans payable	(3,444,729)	595,820
Issuance of note to a related party	1,487,278	1,294,733
Repayment to a related party	(397,984)	(569,240)

Net cash provided by financing activities	1,972,422	2,240,175

Effect of exchange rate changes on cash and cash equivalents	64,468	(3,444)

NET CHANGE IN CASH AND CASH EQUIVALENTS	27,646	(72,567)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	40,488	113,055

CASH AND CASH EQUIVALENTS, END OF YEAR	$68,134	$40,488

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$392,294	$198,606

 See accompanying notes to consolidated financial statements.

CHINA SHOUGUAN INVESTMENT HOLDING GROUP CORPORATION

(FORMERLY CHINA SHOUGUAN MINING CORPORATION)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in capital	Subscription receivable	Statutory reserve	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity/(deficit)
	No. of shares	Amount

Balance as of January 1, 2015	115,000,000	$11,500	$8,899,597	$(718,459)	$308,898	$432,256	$(7,742,914)	$1,190,878
Foreign currency translation adjustment	-	-	-	-	-	87,957	-	87,957
Net loss for the year	-	-	-	-	-	-	(3,924,210)	(3,924,210)

Balance as of December 31, 2015	115,000,000	11,500	8,899,597	(718,459)	308,898	520,213	(11,667,124)	(2,645,375)

Foreign currency translation adjustment	-	-	-	-	-	(497,090)	-	(497,090)
Net loss for the year	-	-	-	-	-	-	(5,373,718)	(5,373,718)

Balance as of December 31, 2016	115,000,000	11,500	8,899,597	(718,459)	308,898	23,123	(17,040,842)	(8,516,183)

See accompanying notes to consolidated financial statements.

1. ORGANIZATION AND BACKGROUND

China ShouGuan Investment Holding Group Corporation (Formerly China ShouGuan Mining Corporation) (“CHSO” or “the Company”) was incorporated in the State of Nevada on May 4, 2010.

The Company, through its subsidiaries and variable interest entities, is principally engaged in the project management of gold mining operations in China. As of December 31, 2016, the Company ceased its mining operation in the Dayuan Gold Mine which is located in Shandong Province, the PRC.

On November 2, 2016, the Company filed a Certificate of Amendment to its Certificate of Incorporation and approved a name change from “China Shouguan Mining Corporation” to “China Shouguan Investment Holding Group Corporation”.

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

On March 31, 2014, the Company has restructured the VIE structure by (i) terminated the whole set of the 5 VIE agreements with XinGuan and (ii) signed a new set of the 5 VIE agreements with DYM. As a result of these contractual arrangements, which obligates SBCL to absorb a majority of the risk of loss from the activities of SSIC, JinGuan and DYM and enables SBCL to receive a majority of its expected residual returns, the Company accounts for SSIC, JinGuan and DYM and its subsidiaries as a variable interest entity (“VIE”) under Accounting Standards Codification (“ASC”) Topic 810-10-5-8, “Variable Interest Entities” . (“VIE Arrangement”).

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

For the year ended December 31, 2016, the Company suffered from substantial losses with the accumulated deficit of $18,043,406 as of that date. The continuation of the Company is dependent upon the continuing financial support of shareholders. The actions involve certain new development and investment strategies in near future. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Exploration stage company

Despite the fact that the Company commenced its production in 2009, it is still considered an exploration stage company under the criteria set forth by the Securities and Exchange Commission (“SEC”) since it has not yet demonstrated the existence of proven or probable reserves, defined by SEC Industry Guide 7 at Dayuan Gold Mines. As a result, and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for exploration stage companies, all expenditures for exploration and evaluation of the Company’s properties are expensed as incurred until mineralized material is classified as proven or probable reserves. Accordingly, substantially all expenditures for mine development and mill construction have been expensed as incurred. Certain expenditures, such as for rolling stock or other general-purpose equipment, may be capitalized, subject to evaluation for possible impairment of the asset. As of December 31, 2016 and 2015, none of the mineralized material at Dayuan Gold Mines met the SEC’s definition of proven or probable reserves. The Company expects to remain an exploration stage company for the foreseeable future, even though it has reached commercial production. The Company will not exit the exploration stage unless and until it demonstrates the existence of proven or probable reserves that meet SEC guidelines.

Proven or probable reserves

The definition of proven or probable reserves is set forth in SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. In addition, reserves cannot be considered proven or probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination. As of December 31, 2016 and 2015, none of the Company’s mineralized resources met the definition of proven or probable reserves.

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

With the above agreements, SBCL demonstrates its ability to control SSIC, JinGuan and DYM as the primary beneficiaries and the operating results of the VIEs was included in the consolidated financial statements for the years ended December 31, 2016 and 2015.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. For the year ended December 31, 2016, the Company provided an allowance for doubtful accounts of $80,291 (2015: Nil) to trade receivable relating to the Dayuan mine.

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

Depreciation expense for the years ended December 31, 2016 and 2015 were $446,649 and $497,347, of which $443,300 and $477,555 were included in cost of revenue, respectively.

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

Advertising expense

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred no advertising expense for the years ended December 31, 2016 and 2015, respectively.

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

For the years ended December 31, 2016 and 2015, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2016 and 2015, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective year:

	2016	2015
Year-end RMB:US$1 exchange rate	6.9437	6.4907
Annual average RMB:US$1 exchange rate	6.6430	6.2175

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended December 31, 2016 and 2015, the Company operates in one reportable operating segment in the PRC.

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

On April 7, 2015, Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest—Imputation of Interest—Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company elected to early adopt this standard which did not have a material impact on the Company's financial position or results of operations.

In July 2015, the FASB issued ASU No. 2015-11, Inventory—Simplifying the Measurement of Inventory (Topic 330). The amendments in this ASU require an entity to measure inventory that is not measured using the last-in, first-out (LIFO) or retail inventory methods at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) . Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The amendments in ASU 2016-07 are effective for public companies for fiscal years beginning after December 15, 2016 including interim periods therein. Early adoption is permitted. The new standard should be applied prospectively for investments that qualify for the equity method of accounting after the effective date. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes amendments to accounting for income taxes at settlement, forfeitures, and net settlements to cover withholding taxes. The amendments in ASU 2016-09 are effective for public companies for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted but requires all elements of the amendments to be adopted at once rather than individually. The Company is evaluating the effect that ASU No. 2016-09 will have on the Company’s consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-15 on its financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU to have a significant impact on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are Under Common Control. The amendments in this ASU change how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash. This ASU provides guidance on the classification of restricted cash in the statement of cash flows. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The amendments in the ASU should be adopted on a retrospective basis. The Company does not expect that adoption of this ASU to have a material effect on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

4. AMOUNT DUE FROM A RELATED PARTY

The amount is unsecured, interest-free and repayable on demand.

5. DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following:

	As of December 31,
	2016	2015
Advances to employees	$154,718	$83,530
Prepaid operating expenses	30,724	68,896
Deposits	5,480	3,119
Other receivables	178,313	15,090
	$369,235	$170,635

6. DAYUAN GOLD MINING PROJECT

	As of December 31,
	2016	2015
Prepaid mining rights – Dayuan Gold Mine	$12,325,327	$13,929,005
Less: accumulated amortization	(9,666,473)	(9,666,473)
Less: impairment loss	(2,952,978)	-
Less: foreign translation adjustment	294,124	(214,169)
Net book value	$-	$4,048,363

The lease expense on prepaid operating lease for the years ended December 31, 2016 and 2015 was $0 and $2,123,040, respectively

For the year ended December 31, 2016, Company made a full provision of $2,952,978 to write down the prepaid mining right to zero, since the Company is not intended to operate this mining project in the next twelve months.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	As of December 31,
	2016	2015
Plant and machinery	$3,809,783	$3,809,783
Motor vehicles	182,816	182,816
Office equipment	98,082	94,954
Foreign translation adjustment	(252,064)	14,195
	3,838,617	4,101,748
Less: accumulated depreciation	(2,327,326)	(1,880,677)
Less: impairment loss	(228,888)	-
Less: foreign translation adjustment	221,112	75,565
Property, plant and equipment, net	$1,503,515	$2,296,636

Depreciation expense for the years ended December 31, 2016 and 2015 were $446,649 and $497,347, of which $443,300 and $470,555 were included in cost of revenue, respectively.

For the year ended December 31, 2016, Company made a full provision of $228,888 to write down certain mining facilities in Dayuan Project to its net realizable value, since the Company is not intended to operate this mining project in the next twelve months.

8. LOANS PAYABLE, UNSECURED

As of December 31, 2016 and 2015, the Company also held the following short-term and long-term loans payable to third parties:

	December 31, 2016	December 31, 2015
Loans payable to certain individuals and financial institution in the PRC, unsecured:

Equivalent to RMB5,235,037 (2015: RMB3,000,000) with interest rate at 2.7% per annum, payable at its maturity, due in August 2019	$753,926	$462,200

Equivalent to RMB7,400,000 (2015: RMB 7,400,000) with interest rate at 2.7% per annum, payable at its maturity, due in May 2018	1,065,714	1,140,093

Equivalent to RMB5,800,000 (2015: RMB 8,800,000) with interest rate free, payable at its maturity, due June 30, 2017	835,289	1,355,786

Equivalent to RMB2,000,000 (2015: RMB 2,000,000) with interest rate free, payable at its maturity, due April 13, 2017	288,031	308,133

Equivalent to RMB1,000,000, interest free, payable at its maturity, due March 11, 2017	144,015	-

Equivalent to RMB500,000 , interest free, payable at its maturity, due January 9, 2017	72,008	-

Equivalent to RMB150,000 , interest free, payable at its maturity, due June 30, 2017	21,602	-

Equivalent to RMB300,000 , interest free, payable at its maturity, due March 11, 2017	43,206	-

Equivalent to RMB6,000,000, interest free, payable at its maturity, due December 31, 2017	864,093	-
.
Equivalent to RMB3,440,000 (2015: RMB 3,740,000) with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due July 17, 2016	-	576,209

Equivalent to RMB3,490,000 with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due July 26, 2017	502,614	-

Equivalent to RMB5,000,000 (2015: RMB 5,000,000) with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due May 13, 2017	720,078	770,333

Equivalent to RMB29,000,000 with effective interest rate at 4.79% per annum, payable with monthly principal and interest payments, due December 15, 2017	4,176,448	-

Equivalent to RMB887,305 with effective interest rate at 8.97% per annum, payable with monthly principal and interest payments, due February 28, 2017	-	136,704

Equivalent to RMB552,324 with effective interest rate at 1.75% per month, payable with monthly principal and interest payments, due April 10, 2018	-	85,094

Equivalent to RMB6,975,701 with interest free, payable at its maturity, due June 30, 2016	-	1,074,723

Equivalent to RMB640,000 (2015: RMB 640,000) with interest free, payable at its maturity, due March 7, 2018	92,170	98,602

Equivalent to RMB324,709 (2015: RMB 324,709) with interest free, payable at its maturity, due March 7, 2017	46,761	50,028

Total current and long-term liabilities	9,625,955	6,057,905
Less: long-term portion	-	(69,542)

Total current liabilities	$9,625,955	$5,988,363

9. NOTES PAYABLE, RELATED PARTIES

As of December 31, 2016, the loan due to Mr. Zhang, the director of the Company, which was unsecured, carried annual interest at Bank of China Benchmark Lending Rate and payable in a monthly installment. The interest expense to a related party amounted $45,098 and $38,437 for the years ended December 31, 2016 and 2015, respectively.

10. ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued liabilities and other payable consist of the following:

	As of December 31,
	2016	2015
Interest payable	$163,591	$175,008
Salaries and welfare payable	75,211	67,836
Accrued operating expenses	126,109	87,994
Advance from third party	2,102	155,324
Other payables	123,247	81,113
	$490,260	$567,275

11. STOCKHOLDERS’ EQUITY

On February 8, 2013, the Company entered into definitive agreement with an investor relating to the private placement of a total of 2,000,000 common stocks at a subscription price of $0.6 per share, for an aggregate gross cash purchase price of $1,200,000 under Regulation S.

On December 31, 2013, the Company cancelled 10,000,000 shares of its common stock issued.

As of December 31, 2014, approximately $0.7 million of outstanding proceeds from the private placement are recorded as subscription receivable in the Company’s balance sheet. The Company does not expect to receive the proceeds from the private placement in the next twelve months.

As of December 31, 2016 and 2015, the Company had a total of 115,000,000 and 115,000,000 shares of its common stock issued and outstanding, respectively.

12. INCOME TAXES

For the years ended December 31, 2016 and 2015, the local (United States) and foreign components of loss from operations before income taxes were comprised of the following:

	Years ended December 31,
	2016		2015
Tax jurisdictions from:
- Local	$		$-
- Foreign, representing
British Virgin Island		(20,102)	(14,952)
Hong Kong		(767)	(1,354)
The PRC		(5,352,849)	(3,907,904)
Loss before income taxes		$(5,373,718)	$(3,924,210)

The provision for income taxes consisted of the following:

Years ended December 31,
	2016	2015
Current:
- Local	$-	$-
- Foreign, The PRC	-	-

Deferred:
- Local	-	-
- Foreign	-	-
Income tax expense	$-	$-

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, BVI, Hong Kong and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2016, the Company incurred $49,393 of aggregate net operating loss carryforward available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $16,794 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Island

Under the current BVI law, BSL is not subject to tax on its income or profits.

Hong Kong

GWIL is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income.

The PRC

The Company generated its income from its subsidiaries and VIEs operating in the PRC for the years ended December 31, 2016 and 2015. All entities in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. A reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2016 and 2015 is as follows:

	Years ended December 31,
	2016	2015

Loss before income taxes	$(5,352,849)	$(3,907,904)
Statutory income tax rate	25%	25%
Income tax expense at the statutory rate	(1,338,212)	(976,976)
Net operating loss not recognized as deferred tax asset	411,064	(976,976)
Non-deductible items	927,148	1,953,952
Income tax expense	$-	$-

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2016 and 2015:

	As of December 31,
	2016		2015
Deferred tax assets:
Net operating loss carryforwards from the PRC		$2,644,729	$2,251,466
Less: valuation allowance		(2,644,729)	(2,251,466)
Deferred tax assets	$		$-

As of December 31, 2016, the Company incurred $2,644,729 of aggregate net operating loss carryforward available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $2,644,729 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended December 31, 2016, the valuation allowance was increased by $393,263, primarily relating to net operating loss carryforward in the foreign tax regime.

13. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2016 and 2015:

	Years ended December 31,
	2016	2015

Net loss attributable to common stockholders	$(5,373,718)	$(3,924,210)

Weighted average common shares outstanding	115,000,000	115,000,000

Basic net loss per share	$(0.05)	$(0.03)
Diluted net loss income per share	$(0.05)	$(0.03)

14. CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of its subsidiaries in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $10,732 and $12,004 for the years ended December 31, 2016 and 2015, respectively.

15. STATUTORY RESERVE

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

For the years ended December 31, 2016 and 2015, the Company made no contribution to statutory reserve.

16. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from loans payable and short-term bank borrowings. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2016, loans payable and short-term bank borrowings were at fixed rates.

(b) Exchange rate risk

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

(c) Economic and political risks

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

(d) Mining industry risks

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

(e) Risk on changing price in gold

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

17. COMMITMENTS AND CONTINGENCIES

The Company is committed under several non-cancelable operating leases for office premises with the terms ranging from 1 to 2 years, with fixed monthly rentals or scheduled payments. Total rent expenses for the years ended December 31, 2016 and 2015 was $133,163 and $103,722, respectively.

As of December 31, 2016, the Company has the aggregate future minimum rental payments due under various non-cancelable operating leases in the next two years:

Year ending December 31,
2017	110,379
2018	9,198

Total:	$119,577

18. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “ Subsequent Events ”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2016 up through the date the Company issued the audited consolidated financial statements, except for the following events:

A one for four reverse stock split was accepted by FINRA on March 13, 2017.