Form 10-Q
period 2017-03-31
China Shouguan Investment Holding Group Corp
filed 2017-05-19
CIK 1493893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER THE SECURITIES ACT OF 1933

For the Period ended March 31, 2017

Commission File No. 333-167964

CHINA SHOUGUAN INVESTMENT HOLDING GROUP CORPORATION

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]  No [X]

Issuer's revenues for the three months ended March 31, 2017 were $0.

As of March 31, 2017, there were 28,750,000 shares of our common stock issued and outstanding. The Company is now quoting at OTCQB for the symbol CHSO. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the $0.0001 par value price per share paid for the shares is approximately $7,318.

DOCUMENTS INCORPORATED BY REFERENCE

Some exhibits required to be filed hereunder, are incorporated herein by reference to our original Form S-1 Registration Statement, filed under CIK No 0001493893 on July 1, 2010, and in amendments filed thereafter, on the SEC website at www.sec.gov.

PART I

ITEM 1. FINANCIAL STATEMENTS

CHINA SHOUGUAN INVESTMENT HOLDING GROUP CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2017 And December 31, 2016 (Audited)	F-1

Condensed Consolidated Statements of Operations And Comprehensive Loss for the Three Months ended March 31, 2017 and 2016	F-2

Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2017 And 2016	F-3

Condensed Consolidated Statement of Stockholders’ Equity for the Three Months ended March 31, 2017	F-4

Notes to Condensed Consolidated Financial Statements	F-5 to F-14

CHINA SHOUGUAN INVESTMENT HOLDING GROUP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2017 AND DECEMBER 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$116,905	68,134
Deposits and prepayments	312,574	369,235
Amount due from a related party	878,374	928,460
Total current assets	1,307,853	1,365,829

Non-current assets:
Property, plant and equipment, net	1,410,764	1,503,515
TOTAL ASSETS	$2,718,617	2,869,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$116,144	115,255
Loans payable, unsecured	9,673,078	9,625,955
Note payable, related party	1,064,976	635,363
Accrued liabilities and other payable	508,768	490,260

Total current liabilities	11,362,966	10,866,833

Long-term liabilities:
Note payable, related party	471,514	518,694

Total long-term liabilities	471,514	518,694

Total liabilities	$11,834,480	11,385,527

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized; 28,750,000 and 28,750,000 shares issued and outstanding, respectively	2,875	2,875
Additional paid-in capital	8,908,222	8,908,222
Subscription receivable	(718,459)	(718,459)
Statutory reserve	308,898	308,898
Accumulated other comprehensive income	(54,115)	23,123
Accumulated deficits	(17,563,284)	(17,040,842)

Total stockholders’ deficit	(9,115,863)	(8,516,183)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,718,617	2,869,344

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN INVESTMENT HOLDING GROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2017	2016

Revenues, net	$-	$-

Cost of revenue	-	(716,078)

Gross loss	-	(716,078)

Operating expenses:
General and administrative	(412,311)	(208,924)
Total operating expenses	(412,311)	(208,924)

Loss from operations	(412,311)	(925,002)

Other income (expense):
Interest expense	(110,153)	(84,291)
Interest income	22	59

Loss before income taxes	(522,442)	(1,009,234)

Income tax expense	-	-

NET LOSS	$(522,442)	$(1,009,234)

Other comprehensive loss:
- Foreign currency translation loss	(77,238)	(30,762)

COMPREHENSIVE LOSS	$(599,680)	$(1,039,996)

Net loss per share – Basic and diluted	$(0.02)	$(0.04)

Weighted average common shares outstanding – Basic and diluted	28,750,000	28,750,000

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN INVESTMENT HOLDING GROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2017	-	2016
Cash flows from operating activities:
Net loss	$(522,442)		$(1,009,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	104,388		115,213
Amortization of prepaid mining right	-		802,817
Changes in operating assets and liabilities:
Deposits and prepayments	50,499		(1,498,319)
Accrued liabilities and other payable	14,930		(164,862)

Net cash used in operating activities	(352,625)		(1,754,385)

Cash flows from investing activities:
Payments on leased mining rights	-		(298,189)
Purchase of plant and equipment	-		(3,178)

Net cash used in investing activities	-		(301,367)

Cash flows from financing activities:
Proceeds from loans payable	30,105		5,285,294
Repayment to loans payable	-		(2,978,494)
Proceeds from related party note	375,401		1,230,987
Repayment of related party note	-		(1,240,882)

Net cash provided by financing activities	405,506		2,296,905

Effect of exchange rate changes on cash and cash equivalents	(4,109)		3,687

NET CHANGE IN CASH AND CASH EQUIVALENTS	48,771		244,840

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	68,134		40,488

CASH AND CASH EQUIVALENTS, END OF PERIOD	$116,905		$285,328

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$110,154		$84,291
Cash paid for income tax	$-		$-

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN INVESTMENT HOLDING GROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in capital	Subscription receivable	Statutory reserve	Accumulated other comprehensive income	Accumulated deficits	Total stockholders’ equity
	No. of shares	Amount

Balance as of January 1, 2017	115,000,000	$11,500	$8,899,597	$(718,459)	$308,898	$23,123	$(17,040,842)	$(8,516,183)

Reverse split shares	(86,250,000)	(8,625)	8,625	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	(77,238)	-	(77,238)

Net loss for the period	-	-	-	-	-	-	(522,442)	(522,442)
Balance as of March 31, 2017	28,750,000	$2,875	$8,908,222	$(718,459)	$308,898	$(54,115)	$(17,563,284)	$(9,115,863)

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN INVESTMENT HOLDING GROUP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

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

In the opinion of management, the consolidated balance sheet as of December 31, 2016 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2017 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016.

NOTE – 2

ORGANIZATION AND BACKGROUND

China ShouGuan Investment Holding Group Corporation, previously known as China ShouGuan Mining Corporation, (“CHSO” or “the Company”) was incorporated in the State of Nevada on May 4, 2010.

On November 2, 2016, the Company authorized a one for four reverse stock split and this reverse split was accepted by and affected by FINRA on March 13, 2017. All shares and per share amount have been adjusted to reflect this reverse split.

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

CHINA SHOUGUAN INVESTMENT HOLDING GROUP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

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

As of March 31, 2017, the Company suffered from continuous losses with an accumulated deficits of $17,563,284 as of that date and experienced working capital deficit of $10,055,113. The continuation of the Company as a going concern is dependent upon the continuing financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations.

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

CHINA SHOUGUAN INVESTMENT HOLDING GROUP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

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

With the above agreements, SBCL demonstrates its ability to control SSIC and JinGuan as the primary beneficiaries and the operating results of the VIEs was included in the condensed consolidated financial statements for the three months ended March 31, 2017 and 2016.

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

Depreciation expense for the three months ended March 31, 2017 and 2016 were $104,388 and $115,213, respectively.

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

CHINA SHOUGUAN INVESTMENT HOLDING GROUP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

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

For the three months ended March 31, 2017 and 2016, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2017, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

CHINA SHOUGUAN INVESTMENT HOLDING GROUP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•

Net loss income per share

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	March 31, 2017	March 31, 2016
Period-end RMB:US$1 exchange rate	6.89053	6.44790
Period average RMB:US$1 exchange rate	6.88818	6.53947

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

•

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three months ended March 31, 2017 and 2016, the Company operates in one reportable operating segment in the PRC.

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

CHINA SHOUGUAN INVESTMENT HOLDING GROUP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

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

NOTE – 6

LOANS PAYABLE, UNSECURED

As of March 31, 2017 and December 31, 2016, the Company held the following short-term loans payable to third parties:

	March 31, 2017	December 31, 2016
	(unaudited)	(audited)
Loans payable to certain individuals and financial institution in the PRC, unsecured:

Equivalent to RMB5,047,925 (2016: RMB5,235,037) with interest rate at 2.7% per annum, payable at its maturity, due in August 2019	$732,589	$753,926

Equivalent to RMB7,400,000 (2016: RMB 7,400,000) with interest rate at 2.7% per annum, payable at its maturity, due in May 2018	1,073,938	1,065,714

Equivalent to RMB5,800,000 (2016: RMB 5,800,000) with interest rate free, payable at its maturity, due June 30, 2017	841,735	835,289

Equivalent to RMB2,000,000 (2016: RMB 2,000,000) with interest rate free, payable at its maturity, due April 13, 2018	290,253	288,031

Equivalent to RMB1,000,000 (2016: RMB 1,000,000) with interest free, payable at its maturity, due March 11, 2017	-	144,015

Equivalent to RMB1,000,000 with interest free, payable at its maturity, due Feb 16, 2018	145,127	-

Equivalent to RMB500,000 (2016: RMB500,000) with interest free, payable at its maturity, due January 9, 2018	72,563	72,008

CHINA SHOUGUAN INVESTMENT HOLDING GROUP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Equivalent to RMB150,000 (2016: RMB150,000) with interest free, payable at its maturity, due June 30, 2017	21,769	21,602

Equivalent to RMB300,000 (2016: RMB300,000) with interest free, payable at its maturity, due March 11, 2018	43,538	43,206

Equivalent to RMB6,000,000 (2016: RMB6,000,000) with interest free, payable at its maturity, due December 31, 2017	870,760	864,093
.
Equivalent to RMB3,490,000 (2016: RMB3,490,000) with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due July 26, 2017	506,492	502,614

Equivalent to RMB5,000,000 (2016: RMB5,000,000) with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due May 13, 2018	725,634	720,078

Equivalent to RMB29,000,000 (2016: RMB29,000,000)with effective interest rate at 4.79% per annum, payable with monthly principal and interest payments, due December 15, 2017	4,208,675	4,176,448

Equivalent to RMB640,000 (2016: RMB640,000) with interest free, payable at its maturity, due March 7, 2018	92,881	92,170

Equivalent to RMB324,709 (2016: RMB324,709) with interest free, payable at its maturity, due March 7, 2018	47,124	46,761

Total	$9,673,078	$9,625,955

NOTE – 7

NOTE PAYABLE, RELATED PARTY

As of March 31, 2017, the note due to Mr. Zhang, the director of the Company, which was unsecured, carried annual interest at Bank of China Benchmark Lending Rate and payable in a monthly installment. The interest expense to a related party amounted $18,869 and $12,343 for the three months ended March 31, 2017 and 2016, respectively.

NOTE – 8

INCOME TAXES

For the three months ended March 31, 2017 and 2016, the local (United States) and foreign components of (loss) profit before income taxes were comprised of the following:

	Three months ended March 31,
	2017		2016
Tax jurisdictions from:
– Local	$		$-
– Foreign		(522,442)	(1,009,234)
Loss before income taxes		$(522,442)	$(1,009,234)

The provision for income taxes consisted of the following:

CHINA SHOUGUAN INVESTMENT HOLDING GROUP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Three months ended March 31,
	2017	2016
Current:
– Local	$-	$-
– Foreign, representing by:
Hong Kong	-	-
The PRC	-	-

Deferred:
– Local	-	-
– Foreign	-	-
Income tax expense	$-	$-

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

Hong Kong

Golden Wide is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. For the three months ended March 31, 2017 and 2016, Golden Wide suffered from an operating loss of $177 and $0, respectively.

The PRC

The Company generated its income from its subsidiaries and VIEs operating in the PRC for the three months ended March 31, 2017 and 2016, which are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%. A reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2017 and 2016 is as follows:

	Three months ended March 31,
	2017	2016

Loss before income taxes	$(501,180)	$(1,008,459)
Statutory income tax rate	25%	25%

Income tax expense at the statutory rate	(125,295)	(252,114)
Net operating loss not recognized as deferred tax asset	99,198	(252,114)
Non-deductible items	26,097	504,228
Income tax expense	$-	$-

CHINA SHOUGUAN INVESTMENT HOLDING GROUP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of March 31, 2017, the Company incurred $2,743,893 of aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $2,743,893 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE – 9

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from loans payable and short-term bank borrowings. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2017, loans payable and short-term bank borrowings were at fixed rates.

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

CHINA SHOUGUAN INVESTMENT HOLDING GROUP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

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

NOTE – 10

COMMITMENTS AND CONTINGENCIES

The Company is committed under several non-cancelable operating leases for office premises with the term for one year, with fixed monthly rentals or scheduled payments. Total rent expenses for the three months ended March 31, 2017 and 2016 was $27,817 and $42,205, respectively.

As of March 31, 2017, the Company has the aggregate future minimum rental payments due under these non-cancelable operating leases in the next twelve months:

Period ending March 31,
2018	$62,692

NOTE – 11

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

Overview

China ShouGuan Investment Holding Group Corporation (“ShouGuan”, “we” and the “Company”) was incorporated in the State of Nevada on May 4, 2010. We are a holding company that conducts business operations in Shandong Province in the People’s Republic of China (PRC). On June 23, 2010, we entered into a stock exchange transaction with the shareholders of Bei Sheng Limited (“BSL”), whereby we issued 100,000,000 shares of common stock in exchange for 100% of the ownership interest in BSL, for the purpose of re-domiciling BSL as a Nevada corporation in the United States. These shares were issued as restricted securities under SEC Rule 144. As a result of the share exchange transaction, BSL became our wholly-owned operating subsidiary in the PRC. Unless otherwise indicated, all references to the Company throughout this annual report include the operations of BSL and its subsidiaries and variable interest entities (“VIEs”).

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

The following tables set forth key components of our results of operations for the three months ended March 31, 2017 compared to the same period in 2016. All numbers referenced are in U.S. Dollars:

	Three months ended March 31,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Revenues, net:	$-	$-

Cost of revenue	-	(716,078)	(716,078)	(100%)

Gross loss	-	(716,078)	(716,078)	(100%)
General and administrative expense	(412,311)	(208,924)	203,387	97%
Loss from operations	(412,311)	(925,002)	(512,691)	(55%)

Other income (expense)
Interest expense	(110,153)	(84,291)	25,862	31%
Interest income	22	59	(37)	(63%)

Loss before income taxes	(522,442)	(1,009,234)	(486,792)	(48%)
Income tax expenses	-	-
NET LOSS	$(522,442)	$(1,009,234)	(486,792)	(48%)
Other comprehensive income:
- Foreign currency translation adjustment	(77,238)	(30,762)	46,476	151%
COMPREHENSIVE LOSS	$(599,680)	(1,039,996)	(440,316)	(42%)
Net loss per share – Basic and diluted	$(0.02)	$(0.01)

Weighted average common stock outstanding (Basic and diluted)	28,750,000	28,750,000

Revenue

We commenced gold mineral exploration activity in May 2009 and began selling of gold concentrate in July 2009. Gold concentrate is mainly sold to smelting plants in the Shandong Province, PRC.

There was no revenue for the three months ended March 31, 2017 and 2016.  We have ceased the operation in the Dayuan mine.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2017 and 2016 were $0 and $716,078 respectively, and consisted primarily of direct materials, direct labor, extracting fees, and other operating overhead. The decrease in cost of revenue was primarily attributable to the substantial decrease in mining related depreciation and amortization.

Gross Loss

We recorded a gross loss of $0 for the three months ended March 31, 2017, a decrease of $716,078 or 100%, from $716,078 for the three months ended March 31, 2016. The decrease was mainly attributable to the reduced mining related depreciation and amortization during the halted operation in the first quarter of 2017.

General and Administrative Expenses

General and administrative expenses comprised mainly of salaries and staff welfare expenses, legal and professional fees, entertainment expenses, traveling and hotel accommodation expenses and office expenses. General and administrative expenses increased by $203,387 or 97%, from $208,924 for the three months ended March 31, 2016 to $412,311 for the three months ended March 31, 2017,.

Income Tax Expense

Income tax expenses amounted to $0 for both the three months ended March 31, 2017 and 2016.

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

The PRC

We have generated all of our income through our subsidiaries and VIEs operating in the PRC for the three months ended March 31, 2017. All entities in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%.

Net loss

We recorded a net loss of $522,442 for the three months ended March 31, 2017, a decrease in loss of $486,792 from $1,009,234 for the three months ended March 31, 3016. The decrease in loss was mainly attributable to the decrease in gross loss of $0 .

Liquidity and Capital Resources

Our primary liquidity needs are to fund operational expenses, capital expenditures and potential acquisition of gold mining properties in the Shandong province. To date, we have financed our working capital requirements and capital expenditures through internally generated cash and capital contribution from our existing shareholders.

As of March 31, 2017, our current assets were $1,307,853, and our current liabilities were $11,362,966. Cash and cash equivalents totaled $116,905 as of March 31, 2017. Accumulated deficits at March 31, 2017 were $17,563,284.

Net cash used in operating activities was $352,625 for the three months ended March 31, 2017 as compared to $1,754,385 for the three months ended March 31, 2016. Net cash used in operating activities decreased by $1,401,760 was primarily due to the decrease in deposits and prepayments for the three months ended March 31, 2017.

Net cash used in investing activities amounted to $0 for the three months ended March 31, 2017 as compared to $301,367 for the three months ended March 31, 2016. Net cash used in investing activities decreased by $301,367 was primarily due to the absence of payments on leased mining rights that amounted to $298,189.

Net cash provided by financing activities amounted to $405,506 for three months ended March 31, 2017 as compared to $2,296,905 for three months ended March 31, 2016. Net cash provided by financing activities decreased by $1,891,399 was primarily due to the decrease in proceeds from loans payable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, financings or other relationships.

Note payable from a related party

As of March 31, 2017, amount due to a related party represented temporary advances made by Mr. Zhang, the director of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant..

Commitments and Contingencies

The Company is committed under several non-cancelable operating leases for office premises with the term for one year, with fixed monthly rentals or scheduled payments. Total rent expenses for the three months ended March 31, 2017 and 2016 was $27,817 and $42,205, respectively.

As of March 31, 2017, the Company has the aggregate future minimum rental payments due under these non-cancelable operating leases in the next twelve months:

Period ending March 31,
2018	$62,692

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

The Company’s interest-rate risk arises from loans payable and short-term bank borrowings. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of March 31, 2017, loans payable and short-term bank borrowings were at fixed rates.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 19, 2017.

China ShouGuan Investment Holding Group Corporation , Registrant By: /s/ Feize Zhang Feize Zhang Chairman and Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated on May 19, 2017.

China ShouGuan Investment Holding Group Corporation , Registrant

By: /s/ Feize Zhang

Feize Zhang

Chairman and Principal Executive Officer

By: /s/ Chengqing Tan

Chengqing Tan

Principal Financial Officer