Form 10-Q
period 2017-06-30
China Shouguan Investment Holding Group Corp
filed 2017-08-21
CIK 1493893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER THE SECURITIES ACT OF 1933

For the Period ended June 30, 2017

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X] Emerging Growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

Issuer's revenues for the six months ended June 30, 2017 were $0.

As of June 30, 2017, there were 28,750,000 shares of our common stock issued and outstanding. The Company is now quoting at OTCQB for the symbol CHSO.

DOCUMENTS INCORPORATED BY REFERENCE

Some exhibits required to be filed hereunder, are incorporated herein by reference to our original Form S-1 Registration Statement, filed under CIK No 0001493893 on July 1, 2010, and in amendments filed thereafter, on the SEC website at www.sec.gov.

PART I

ITEM 1. FINANCIAL STATEMENTS

CHINA SHOUGUAN INVESTMENT HOLDING GROUP CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2017 And December 31, 2016 (Audited)	F-1

Condensed Consolidated Statements of Operations And Comprehensive Loss for the Three and Six Months ended June 30, 2017 and 2016	F-2

Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2017 And 2016	F-3

Condensed Consolidated Statement of Stockholders’ Equity for the Six Months ended June 30, 2017	F-4

Notes to Condensed Consolidated Financial Statements	F-5 to F-13

CHINA SHOUGUAN INVESTMENT HOLDING GROUP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2017 AND DECEMBER 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$84,244	68,134
Deposits and prepayments	362,761	369,235
Amount due from a related party	940,679	928,460
Total current assets	1,387,684	1,365,829

Non-current assets:
Property, plant and equipment, net	1,261,943	1,503,515
TOTAL ASSETS	$2,649,627	2,869,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$120,305	115,255
Loans payable, unsecured	10,907,458	9,625,955
Note payable, related party	818,844	635,363
Accrued liabilities and other payable	560,040	490,260

Total current liabilities	12,406,647	10,866,833

Long-term liabilities:
Note payable, related party	-	518,694

Total long-term liabilities	-	518,694

Total liabilities	$12,406,647	11,385,527

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.0001 par value; 300,000,000 shares authorized; 28,750,000 and 28,750,000 shares issued and outstanding, respectively	2,875	2,875
Additional paid-in capital	8,908,222	8,908,222
Subscription receivable	(718,459)	(718,459)
Statutory reserve	308,898	308,898
Accumulated other comprehensive income	(210,786)	23,123
Accumulated deficits	(18,047,770)	(17,040,842)

Total stockholders’ deficit	(9,757,020)	(8,516,183)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,649,627	2,869,344

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN INVESTMENT HOLDING GROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Revenues, net:	$-	$-	$-	$-

Cost of revenue
Mining related depreciation and amortization	-	(851,924)	-	(1,568,002)

Gross loss	-	(851,924)	-	(1,568,002)

Operating expenses:
General and administrative	(357,495)	(138,460)	(769,806)	(347,384)
Total operating expenses	(357,495)	(138,460)	(769,806)	(347,384)

Loss from operations	(357,495)	(990,384)	(769,806)	(1,915,386)

Other income (expense):
Interest expense	(127,043)	(85,019)	(237,196)	(169,310)
Interest income	52	140	74	199

Loss before income taxes	(484,486)	(1,075,263)	(1,006,928)	(2,084,497)

Income tax expense	-	-	-	-

NET LOSS	$(484,486)	$(1,075,263)	$(1,006,928)	$(2,084,497)

Other comprehensive loss:
- Foreign currency translation loss	(156,671)	122,005	(233,909)	91,243

COMPREHENSIVE LOSS	(641,157)	(953,258)	$(1,240,837)	$(1,993,254)

Net loss per share – Basic and diluted	$(0.02)	$(0.04)	$(0.04)	$(0.07)

Weighted average common shares outstanding – Basic and diluted #	28,750,000	28,750,000	28,750,000	28,750,000

# effected with 1-for-4 share Reverse Split

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN INVESTMENT HOLDING GROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2017	-	2016
Cash flows from operating activities:
Net loss	$(1,006,928)		$(2,084,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	274,631		230,340
Amortization of prepaid mining right	-		1,308,268
Changes in operating assets and liabilities:
Deposits and prepayments	12,407		(1,492,098)
Accounts payable	2,182		84,430
Accrued liabilities and other payable	57,627		(186,556)

Net cash used in operating activities	(660,081)		(2,140,113)

Cash flows from investing activities:
Payments on leased mining rights	-		(298,377)
Purchase of plant and equipment	-		(3,180)

Net cash used in investing activities	-		(301,557)

Cash flows from financing activities:
Proceeds from loans payable	1,128,464		5,265,666
Repayment to loans payable	(88,227)		(3,399,778)
Proceeds from related party note	-		1,231,761
Repayment of related party note	(352,984)		(549,959)
Advance from a related party	-		174,102

Net cash provided by financing activities	687,253		2,721,792

Effect of exchange rate changes on cash and cash equivalents	(11,062)		(5,419)

NET CHANGE IN CASH AND CASH EQUIVALENTS	16,110		274,703

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	68,134		40,488

CASH AND CASH EQUIVALENTS, END OF PERIOD	$84,244		$315,191

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$237,196		$169,310
Cash paid for income tax	$-		$-

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN INVESTMENT HOLDING GROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in capital	Subscription receivable	Statutory reserve	Accumulated other comprehensive income/(loss)	Accumulated deficits	Total stockholders’ deficit
	No. of shares	Amount

Balance as of January 1, 2017 (restated) #	28,750,000	$2,875	$8,908,222	$(718,459)	$308,898	$23,123	$(17,040,842)	$(8,516,183)

Foreign currency translation adjustment	-	-	-	-	-	(233,909)	-	(233,909)

Net loss for the period	-	-	-	-	-	-	(1,006,928)	(1,006,928)

Balance as of June 30, 2017	28,750,000	$2,875	$8,908,222	$(718,459)	$308,898	$(210,786)	$(18,047,770)	$(9,757,020)

# effected with 1-for-4 share Reverse Split

See accompanying notes to condensed consolidated financial statements.

CHINA SHOUGUAN INVESTMENT HOLDING GROUP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

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

In the opinion of management, the consolidated balance sheet as of December 31, 2016 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2017 or for any future period.

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

On November 2, 2016, with an effective date of March 13, 2017, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State to effect a 1-for-4 share Reverse Split of the Company’s issued and outstanding common stock. Common share amounts and per share amounts in these financial statements have been retroactively adjusted to reflect this reverse split.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

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

As of June 30, 2017, the Company suffered the accumulated deficits of $18,047,770 from prior years and suffered from a working capital deficit of $11,018,963. The continuation of the Company as a going concern is dependent upon the continuing financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

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

With the above agreements, SBCL demonstrates its ability to control SSIC and JinGuan as the primary beneficiaries and the operating results of the VIEs was included in the condensed consolidated financial statements for the six months ended June 30, 2017 and 2016.

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

Depreciation expense for the three months ended June 30, 2017 and 2016 were $170,243 and $115,213, respectively.

Depreciation expense for the six months ended June 30, 2017 and 2016 were $274,631 and $230,340, respectively.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

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

For the three and six months ended June 30, 2017 and 2016, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2017, the Company did not have any significant unrecognized uncertain tax positions.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	June 30, 2017	June 30, 2016
Period-end RMB:US$1 exchange rate	6.77689	6.64335
Period average RMB:US$1 exchange rate	6.87433	6.53536

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

●

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three and six months ended June 30, 2017 and 2016, the Company operates in one reportable operating segment in the PRC.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

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

NOTE – 6

LOANS PAYABLE, UNSECURED

As of June 30, 2017 and December 31, 2016, the Company also held the following short-term and long-term loans payable to third parties:

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
Loans payable to certain individuals and financial institution in the PRC, unsecured:

Equivalent to RMB4,856,476 (2016: RMB 5,235,037) with interest rate at 2.7% per annum, payable at its maturity, due in August, 2019	$716,623	$753,926

Equivalent to RMB7,400,000 (2016: RMB 7,400,000) with interest rate at 2.7% per annum, payable at its maturity, due in May, 2018	1,091,947	1,065,714

Equivalent to RMB5,800,000 (2016: RMB 5,800,000) with interest rate free, payable at its maturity, due in June 30 2018	855,850	835,289

Equivalent to RMB2,000,000 (2016: RMB 2,000,000) with interest rate free, payable at its maturity, due April 13, 2018	295,121	288,031

Equivalent to RMB1,000,000 (2016: RMB 1,000,000) with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due March 11, 2017	-	144,015

Equivalent to RMB500,000 (2016: RMB500,000) with interest free, payable at its maturity, due January 9, 2018	73,780	72,008

Equivalent to RMB150,000 (2016: RMB150,000) with interest free, payable at its maturity, due June 30, 2018	22,134	21,602

Equivalent to RMB300,000 with interest free, payable at its maturity, due March 11, 2018	-	43,206

Equivalent to RMB6,000,000 (2016: RMB6,000,000) with interest free, payable at its maturity, due December 31, 2017	885,362	864,093

Equivalent to RMB3,490,000 (2016: RMB3,490,000) with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due July 26, 2017	514,986	502,614

Equivalent to RMB5,000,000 with interest rate at the bank of China Benchmark Lending Rate, payable at its maturity, due May 13, 2018	-	720,078

CHINA SHOUGUAN INVESTMENT HOLDING GROUP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Equivalent to RMB29,000,000 (2016: RMB29,000,000) with effective interest rate at 4.79% per annum, payable with monthly principal and interest payments, due December 15, 2017	4,279,250	4,176,448

Equivalent to RMB1,486,000, interest free, payable at its maturity, due March 11, 2018	94,439	92,170

Equivalent to RMB6,000,000, interest free, payable at its maturity, due July 17, 2018	47,914	46,761

Equivalent to RMB1,000,000, interest free, payable at its maturity, due Feb 16, 2018	147,560	-

Equivalent to RMB11,569,437, interest free, payable at its maturity, due May 30, 2022	1,707,190	-

Equivalent to RMB1,188,000, interest free, payable at its maturity, due May 30, 2022	175,302	-

Total current liabilities	$10,907,458	$9,625,955

NOTE – 7

NOTE PAYABLE, RELATED PARTY

As of June 30, 2017, the note due to Mr. Zhang, the director of the Company, which was unsecured, carried annual interest at Bank of China Benchmark Lending Rate and payable in a monthly installment. The interest expense to a related party amounted $53,851 and $12,343 for the six months ended June 30, 2017 and 2016, respectively.

NOTE – 8

INCOME TAXES

For the six months ended June 30, 2017 and 2016, the local (United States) and foreign components of (loss) profit before income taxes were comprised of the following:

	Six months ended June 30,
	2017	2016
Tax jurisdictions from:
– Local	$-	$-
– Foreign	(1,006,928)	(2,084,497)
Loss before income taxes	$(1,006,928)	$(2,084,497)

The provision for income taxes consisted of the following:

Six months ended June 30,
	2017	2016
Current:
– Local	$-	$-
– Foreign, representing by:
Hong Kong	-	-
The PRC	-	-

Deferred:
– Local	-	-
– Foreign	-	-
Income tax expense	$-	$-

CHINA SHOUGUAN INVESTMENT HOLDING GROUP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

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

Hong Kong

Golden Wide is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. For the six months ended June 30, 2017 and 2016, Golden Wide suffered from an operating loss of $443 and $0, respectively.

The PRC

The Company generated its income from its subsidiaries and VIEs operating in the PRC for the six months ended June 30, 2017 and 2016, which are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%. A reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2017 and 2016 is as follows:

	Six months ended June 30,
	2017	2016

Loss before income taxes	$(976,822)	$(318,133)
Statutory income tax rate	25%	25%
Income tax expense at the statutory rate	(244,205)	(79,533)
Net operating loss not recognized as deferred tax asset	(244,205)	(79,533)
Non-deductible items	488,410	159,066
Income tax expense	$-	$-

As of June 30, 2017, the Company incurred $2,819,864 of aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of 704,966 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE – 9

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from loans payable and short-term bank borrowings. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of June 30, 2017, loans payable and short-term bank borrowings were at fixed rates.

CHINA SHOUGUAN INVESTMENT HOLDING GROUP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

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

NOTE – 10

COMMITMENTS AND CONTINGENCIES

The Company is committed under several non-cancelable operating leases for office premises with the term for one year, with fixed monthly rentals or scheduled payments. Total rent expenses for the six months ended June 30, 2017 and 2016 was $55,747 and $74,534, respectively.

As of June 30, 2017, the Company has the aggregate future minimum rental payments of $65,973 due under these non-cancelable operating leases in the next twelve months:

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

The following tables set forth key components of our results of operations for the three months ended June 30, 2017 compared to the same period in 2016. All numbers referenced are in U.S. Dollars:

	Three months ended June 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Revenues, net:	$-	$-	-	-

Cost of revenue	-	(851,924)	(851,924)	(100%)

Gross loss	-	(851,924)	(851,924)	(100%)
General and administrative expense	(357,495)	(138,460)	219,035	158%
Loss from operations	(357,495)	(990,384)	(632,889)	(64%)

Other income (expense)
Interest expense	(127,043)	(85,019)	42,024	49%
Interest income	52	140	(88)	(63%)
Other income	-	-	-	-
Loss before income taxes	(484,486)	(1,075,263)	(590,777)	(55%)
Income tax expenses	-	-
NET LOSS	$(484,486)	$(1,075,263)	(590,777)	(55%)
Other comprehensive income:
- Foreign currency translation adjustment	(156,671)	122,005	(278,676)	(228%)
COMPREHENSIVE LOSS	$(641,157)	$(953,258)	(312,101)	(33%)
Net loss per share – Basic and diluted	$(0.02)	$(0.04)

Weighted average common stock outstanding (Basic and diluted)	28,750,000	28,750,000

The following tables set forth key components of our results of operations for the six months ended June 30, 2017 compared to the same period in 2016. All numbers referenced are in U.S. Dollars:

	Six months ended June 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Revenues, net:	$-	$-	-	-

Cost of revenue	-	(1,568,002)	(1,568,002)	(100%)

Gross loss	-	(1,568,002)	(1,568,002)	(100%)
General and administrative expense	(769,806)	(347,384)	422,422	122%
Loss from operations	(769,806)	(1,915,386)	(1,145,580)	(60%)

Other income (expense)
Interest expense	(237,196)	(169,310)	67,886	40%
Interest income	74	199	(125)	(63%)
Other income	-	-	-	-
Loss before income taxes	(1,006,928)	(2,084,497)	(1,077,569)	(52%)
Income tax expenses		-
NET LOSS	$(1,006,928)	$(2,084,497)	(1,077,569)	(52%)
Other comprehensive income:
- Foreign currency translation adjustment	(233,909)	91,243	(325,152)	(356%)
COMPREHENSIVE LOSS	$(1,240,837)	$(1,993,254)	(752,417)	(38%)
Net loss per share – Basic and diluted	$(0.04)	$(0.07)

Weighted average common stock outstanding (Basic and diluted)	28,750,000	28,750,000

Revenue

We commenced gold mineral exploration activity in May 2009 and began selling of gold concentrate in July 2009. Gold concentrate is mainly sold to smelting plants in the Shandong Province, PRC.

There was no revenue for the three months ended June 30, 2017 and 2016. We have ceased the operation in the Dayuan mine.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2017 and 2016 were $0 and $851,924 respectively, and consisted primarily of direct materials, direct labor, extracting fees, and other operating overhead. The increase in cost of revenue was primarily attributable to the substantial decrease in mining related direct material and labour.

Gross Loss

We recorded a gross loss of $0 for the three months ended June 30, 2017, an decrease of $851,924 or 100%, from $851,924 for the three months ended June 30, 2016. The decrease was mainly attributable to the reduced mining related depreciation and amortization during the halted operation during the second quarter of 2017.

General and Administrative Expenses

General and administrative expenses comprised mainly of salaries and staff welfare expenses, legal and professional fees, entertainment expenses, traveling and hotel accommodation expenses and office expenses. General and administrative expenses for the three months ended June 30, 2017, increased by $219,035 or 158%, from $138,460 to $357,495, for the same comparable period in 2016.

Income Tax Expense

Income tax expenses amounted to Nil for both the three months ended June 30, 2017 and 2016.

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

The PRC

We have generated all of our income through our subsidiaries and VIEs operating in the PRC for the three months ended June 30, 2017. All entities in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%.

Net loss

We recorded a net loss of $484,486 for the three months ended June 30, 2017, a decrease in loss of $590,777 from $1,075,263 for the three months ended June 30, 3016. The decrease in loss was mainly attributable to the decrease in gross loss $0.

We recorded a net loss of $1,006,928 for the six months ended June 30, 2017, a decrease in loss of $1,077,569 from $2,084,497 for the six months ended June 30, 3016. The decrease in loss was mainly attributable to the decrease in gross loss $0.

Liquidity and Capital Resources

Our primary liquidity needs are to fund operational expenses, capital expenditures and potential acquisition of gold mining properties in the Shandong province. To date, we have financed our working capital requirements and capital expenditures through internally generated cash and capital contribution from our existing shareholders.

As of June 30, 2017, our current assets were $1,387,684, and our current liabilities were $12,406,647. Cash and cash equivalents totaled 84,244 as of June 30, 2017. Accumulated deficits at June 30, 2017 were $18,047,770.

Net cash used in operating activities was $660,081 for the six months ended June 30, 2017 as compared to $2,140,113 for the six months ended June 30, 2016. Net cash used in operating activities decreased by $1,480,032 was primarily due to the increase in deposits and prepayments for the six months ended June 30, 2017.

Net cash used in investing activities amounted to $nil for the six months ended June 30, 2017 as compared to $301,557 for the six months ended June 30, 2016. Net cash used in investing activities increased by $301,557 was primarily due to the payments on leased mining rights that amounted to $298,377.

Net cash provided by financing activities amounted to $687,253 for six months ended June 30, 2017 as compared to $2,721,792 for six months ended June 30, 2016. Net cash provided by financing activities increased by $2,034,539, was primarily due to the increase in proceeds from loans.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, financings or other relationships.

Amount Due From a Related Party

The amount is unsecured, interest-free and repayable on demand.

Commitments and Contingencies

The Company is committed under several non-cancelable operating leases for office premises with the terms for one year, with fixed monthly rentals or scheduled payments. Total rent expenses for the six months ended June 30, 2017 and 2016 was $55,747 and $74,534, respectively.

As of June 30, 2017, the Company has the aggregate future minimum rental payments due under these non-cancelable operating leases in the next twelve months:

Period ending June 30,
2018	$65,973

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

The Company’s interest-rate risk arises from loans payable and short-term bank borrowings. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of June 30, 2017, loans payable and short-term bank borrowings were at fixed rates.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of June 30, 2017, our internal control over financial reporting is not effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 21, 2017.

China Shouguan Investment Holding Group Corporation, Registrant By: /s/ Feize Zhang Feize Zhang Chairman and Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated on August 21, 2017.

China Shouguan Investment Holding Group Corporation, Registrant By: /s/ Feize Zhang Feize Zhang Chairman and Principal Executive Officer By: /s/ Chengqing Tan Chengqing Tan Principal Financial Officer